Form 10-Q
period 1996-03-31
MICRO LINEAR CORP/CA
filed 1996-05-14
CIK 875359

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the Quarterly Period Ended March 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        For the transition period from to
                         Commission File Number 0-24758

                            MICRO LINEAR CORPORATION
             (Exact name of Registrant as specified in its charter)

                               Delaware 94-2910085
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                           2092 Concourse Drive 95131
                         San Jose, California (Zip Code)
                         (Address of principal executive
                                    offices)

       Registrant's telephone number, including area code: (408) 433-5200
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding as of March 31, 1996 was 12,337,221.

                                TABLE OF CONTENTS

                                                                          Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Income for the three months ended
            March 31, 1996 and 1995...................................         3

            Balance Sheets at March 31, 1996, and at
            December 31, 1995.........................................         4

            Condensed Statements of Cash Flows for the three months
            ended March 31, 1996 and 1995,............................         5

            Notes to Financial Statements.............................         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................         7

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..........................        12

SIGNATURES............................................................        14

                             See accompanying notes.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                               STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                                Three Months Ended
                                                                        -----------------------------------
                                                                          March 31,           March 31,
                                                                            1996                1995
                                                                        --------------     ----------------
Net revenues...........................................................      $15,327              $12,867
Cost of revenues.......................................................        5,097                6,081
                                                                        --------------     ----------------
   Gross profit........................................................       10,230                6,786
Operating expenses:
   Research and development............................................        2,657                2,543
   Selling, general and administrative.................................        2,881                2,348
                                                                        --------------     ----------------
                                                                               5,538                4,891
                                                                        --------------     ----------------
   Income from operations..............................................        4,692                1,895
Interest and other income..............................................          359                  324
Interest expense.......................................................          (80)                (124)
                                                                        --------------     ----------------
   Income before provision for taxes on income.........................        4,971                2,095
Provision for taxes on income..........................................        1,988                  377
                                                                        --------------     ----------------
   Net income..........................................................     $  2,983             $  1,718
                                                                        ==============     ================

Net income per share...................................................    $    0.22            $    0.13
                                                                        ==============     ================

Shares used in computing net income per share amounts..................       13,532               13,530
                                                                        ==============     ================

                                         See accompanying notes.


                                         MICRO LINEAR CORPORATION
                                              BALANCE SHEETS
                                 (In thousands, except per share amounts)

                                                                                              March 31,              December 31,
                                                                                                 1996                    1995
                                                                                             (Unaudited)           (See note below)
                                                                                       ---------------------   ---------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................              $1,953                  $4,175
   Short-term investments..............................................................              26,420                  26,299
   Accounts receivable, net of allowance for doubtful accounts of $255 and $240 at
     March 31, 1996 and December 31, 1995, respectively................................               7,024                   6,571
   Inventories.........................................................................              11,155                   8,986
   Deferred tax assets.................................................................               3,702                   3,452
   Other current assets................................................................               1,007                     781
                                                                                       ---------------------   ---------------------
     Total current assets..............................................................              51,261                  50,264
Property, plant and equipment..........................................................              38,400                  36,276
Less accumulated depreciation and amortization.........................................              20,090                  19,470
                                                                                       ---------------------   ---------------------
                                                                                                     18,310                  16,806
Other assets...........................................................................                 877                     901
                                                                                       ---------------------   ---------------------
       Total assets....................................................................             $70,448                 $67,971
                                                                                       =====================   =====================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable....................................................................            $  3,044                $  3,576
   Accrued compensation and benefits...................................................               1,681                   1,382
   Deferred income on shipments to distributors........................................               1,533                   1,517
   Income tax payable..................................................................               2,306                     507
   Other accrued liabilities...........................................................               1,626                   1,494
   Current portion of long-term debt...................................................                 459                     467
                                                                                       ---------------------   ---------------------
     Total current liabilities.........................................................              10,649                   8,943
Long-term debt.........................................................................               3,076                   3,181
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding.......................................................                   -                       -
   Common stock, $.001 par value
     Authorized shares 30,000,000
     Issued and outstanding shares 12,337,221 and 12,455,519 at March 31, 1996 and
       December 31, 1995, respectively.................................................                  13                      12
   Additional paid-in capital..........................................................              49,322                  49,103
   Retained earnings...................................................................               9,715                   6,732
  Treasury stock, 267,500 shares at cost                                                             (2,327 )                     -
                                                                                       ---------------------   ---------------------
                                                                                       ---------------------   ---------------------
     Total stockholders' equity........................................................              56,723                  55,847
                                                                                        --------------------   ---------------------
       Total liabilities and stockholders' equity......................................             $70,448                 $67,971
                                                                                       =====================   =====================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                                         See accompanying notes.

                                         MICRO LINEAR CORPORATION
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                  March 31,            March 31,
                                                                                    1996                  1995
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  2,429              $  2,038

Investing activities:
   Capital expenditures.......................................................         (2,245 )                (950 )
   Purchases of short-term investments........................................         (7,961 )              (8,810 )
   Sales of short-term investments............................................          7,840                 1,952
                                                                                --------------       ---------------
     Net cash provided by (used in) investing activities......................         (2,366 )              (7,808 )

Financing activities:
   Principal payments under capital lease obligations and debt................           (181 )                (346 )
   Proceeds from issuance of common stock.....................................            200                    64
   Acquisition of treasury stock..............................................         (2,304 )                   -
                                                                                --------------       ---------------
     Net cash (used in) financing activities..................................         (2,285 )                (282 )
                                                                                --------------       ---------------
   Net decrease in cash and cash equivalents..................................         (2,222 )              (6,052 )
   Cash and cash equivalents at beginning of period...........................          4,175                23,216
                                                                                --------------       ---------------
   Cash and cash equivalents at end of period.................................         $1,953               $17,164
                                                                                ==============       ===============

                                         See accompanying notes.

                                                              16
                                                   MICRO LINEAR CORPORATION

                                                NOTES TO FINANCIAL STATEMENTS
                                                         (Unaudited)

1) Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets for sale primarily in North America, Asia and Europe.

2) The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1995 ended on December 31, 1995. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. The first quarter of 1996, first quarter of 1995 and fourth quarter of 1995 ended on March 31, 1996, April 2, 1995 and December 31, 1995, respectively. For ease of presentation, the accompanying financial statements have shown the first quarter of 1996 and 1995 as ending March 31. The 1995 fourth quarter and 1995 year are shown as ending December 31.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3) The accounting policies followed by the Company are set forth in Note 1 of Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4) Net income per share is computed using the weighted average number of shares of common stock and from stock options and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income per share is not shown

5) Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (estimated net realizable value).

    Inventories consist of the following (in thousands):

                                                  March 31,         December 31,
                                                        1996               1995
                                                 -------------    --------------
            Raw Materials........................     $ 1,787             $1,434
            Work-in-process......................       4,819              3,926
            Finished Goods.......................       4,549              3,626
                                                      -------            -------
                                                      $11,155             $8,986
                                                      =======             ======


6) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made to present a fair statement of results for the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations


    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain factors tha could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the factors set forth below and elsewhere in this Form 10-Q.


Results of Operations

   Net Revenues


    Net revenues were $15.3 million for the first quarter of 1996, a 19% increase over net revenues of $12.9 million for the first quarter of 1995 and a 1% increase over net revenues of $15.2 million for the fourth quarter of 1995. Net revenues for the first quarter of 1996 compared to the first quarter of 1995 increased 60% in the communications market, decreased 20% in the industrial market and decreased 17% in the computer market. Net revenues for the first quarter of 1996 compared to the fourth quarter of 1995 increased 21% in the communications market, increased 1% in the industrial market and decreased 41% in the computer market. The computer market includes the Winchester hard disk drive ("HDD") sub-market. Net revenues in the HDD sub-market were $1.1 million for the first quarter of 1996, a 51% decrease over net revenues of $2.2 million in the HDD sub-market for the first quarter of 1995 and a 56% decrease over net revenues of $1.9 million for the fourth fourth quarter of 1995. HDD sub-market revenues decreased to 7% of total net revenues for the first quarter of 1996 from 17% of total net revenues for the first quarter of 1995 and 13% of total net revenues for the fourth quarter of 1995. The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a market slowdown.

    International net revenues were $4.9 million for the first quarter of 1996, or 32% of net revenues, as compared to $3.8 million, or 29% of net revenues for the first quarter of 1995 and $4.8 million, or 32% of net revenues for the fourth quarter of 1995. International revenues exclude shipments to Amtron International ("Amtron"), a domestic sales representative. A significant portion of Amtron's purchases are HDD products which are sold to Samsung Electronics. Sales to Amtron were 1% of net revenues in the first quarter of 1996, compared to 21% of net revenues in the first quarter of 1995 and 3% of net revenues in the fourth quarter of 1995. A majority of the shipments to Amtron are secured by irrevocable letters of credit. The decline in sales to Amtron as a percent of net revenues in the first quarter of 1996 compared to first quarter of 1995 was a result of the Company's Samsung HDD products reaching the end of their product lives in the fourth fiscal quarter of 1995. The Company does not currently expect any future shipments of these Samsung HDD products. Although the Company has received orders for certain new HDD products, the net revenue from the sale of these products did not offset the decline in net revenues of the Samsung HDD products.

    Domestic distributor revenues were approximately 16% of net revenues for the first quarter of 1996, 15% of net revenues for the first quarter of 1995 and 19% for the fourth quarter of 1995. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. Several of the Company's OEM (Original End Manufacturer) customers are moving their manufacturing operations to subcontractors. The subcontractors are in turn placing their orders through distribution. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives who generally have no return privileges.


   Gross Margin

    Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

    The Company's gross margin improved to 67% in first quarter of 1996 from 53% in the first quarter of 1995 and 58% in the fourth quarter of 1995, primarily due to lower per unit manufacturing costs resulting from continued change in shipment mix to higher margin products and higher manufacturing utilization.

    The Company's gross margins are adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse affect on gross margin in the future. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not expect to be significantly impacted by this pricing agreement, however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant swings in currency will not have a material adverse effect on gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.


    The Company currently purchases its wafers from ten wafer suppliers, two of which were added in the third quarter of 1995. A majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments and operating results. See Other Factors Affecting Operating Results.


   Research and Development Expenses

    Research and development expenses include costs associated with the definition, design and development of standard and semi-standard products, tile arrays, standard cells and the design products using existing or new tile arrays. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.


    Research and development expenses were $2.7 million for the first quarter of 1996, or 17% of net revenues, compared to $2.5 million, or 20% of net revenues, for the first quarter of 1995 and $2.2 million, or 14% of net revenues, for the fourth quarter of 1995. The increase in research and development expenses in absolute dollars in the first quarter of 1996 compared to the first and fourth quarters of 1995 is generally attributable to increased staffing, higher compensation and benefits to existing engineering personnel and increased prototype and mask costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars, but currently expects these expenses to decrease as a percentage of net revenues.


   Selling, General and Administrative


    Selling, general and administrative expenses were $2.9 million for the first quarter of 1996, or 19% of net revenues, compared to $2.3 million, or 18% of net revenues, for the first quarter of 1995 and $2.5 million, or 17% of net revenues, for the fourth quarter of 1995. The increases in absolute dollars in the first quarter of 1996 compared to first and fourth quarters of 1995 is generally attributable to the addition of two new executive staff positions, increased travel for sales personnel and increased advertising and media costs. The Company expects additional spending increases in absolute dollars in the future but currently expects these expenses to decrease as a percentage of net revenues.


   Interest and Other Income and Interest Expense


    Interest and other income was $.4 million for the first quarter of 1996, $.3 million for the first quarter of 1995 and $.4 million for the fourth quarter of 1995. The increase in the first quarter of 1996 over the first of 1995 was due to higher average cash balances and slightly higher interest rates. Interest income for the first quarter of 1996 was slightly lower than the fourth quarter of 1995 because of reduced average cash balances. Interest income is affected by changes in the Company's cash balance as well as the prevailing interest rates. Interest expense was $80,000 for the first quarter of 1996, $124,000 for the first quarter of 1995 and $92,000 for the fourth quarter of 1995. The interest expense decrease in the first quarter of 1996 and the first and fourth quarters of 1995 is principally due to the reduction in outstanding indebtedness. The Company also incurs interest expense on capital equipment lease obligations which were fully paid off in March 1996. The portion of interest expense related to the capital lease obligations was $762 in the first quarter of 1996, $34,827 in the first quarter of 1995 and $9,372 in the fourth quarter of 1995.


   Provision for Income Taxes

    The Company's effective tax rate for the first quarter of 1996 was 40% compared to 18% for the first quarter of 1995 and 21% for the fourth quarter of 1995. The effective tax rates for the first and fourth quarters of 1995 differ from the statutory income tax rate primarily as a result of utilization of net operating loss and tax credit carryforwards and adjustments of the valuation allowance for deferred tax assets. The higher effective tax rate in 1996 was due principally to a higher federal tax rate as a result of the full utilization of all remaining net operating loss and tax credit carryforwards in fiscal year 1995.

Liquidity and Capital Resources


    Since 1990, the Company has financed its operations and capital requirements principally through cash flow from operations, equipment lease financing arrangements and the proceeds from of its initial public offering in October 1994. Operations provided $2.4 million of net cash during the first quarter of 1996, an increase of $.4 million over the first quarter of 1995. The increase in the first quarter of 1996 is primarily attributable to higher net income and payables which was offset by increased trade receivables, inventory levels and prepaid expenses. The increase in payables was mainly due to additional income tax payables that occurred as a result of higher net income in the first quarter of 1996. The primary increase in prepaid expenses was for deferred tax assets.


    Cash used in investing activities for the first quarter of 1996 is attributable to capital expenditures of $2.2 million.


    Financing activities for the first quarter of 1996 consisted primarily of principal payments under capital lease and debt obligations of $.2 million. The Company also generated $.2 million of proceeds from the sale of common stock under employee stock option and purchase plans. In January 1996, the Board of Directors approved a stock repurchase program in which up to $3 million of the Company's Common Stock may be purchased by the Company on the open market from time to time, depending upon market conditions, share price and other factors. As of March 31, 1996, the Company had repurchased 267,500 shares of its Common Stock for approximately $2.3 million . The stock repurchase program was completed in April 1996 with the Company repurchasing a total of 308,000 shares of its Common Stock for a total of $2.7 million.

    Working capital amounted to $40.6 million as of March 31, 1996, compared to $41.3 million as of December 31, 1995 and includes cash and cash equivalents of $2.0 million and short-term investments of $26.4 million.


    The Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital at least through 1996. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Other Factors Affecting Future Operating Results

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, there can be no assurance that the average selling prices of the Company's products will not be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business.


    The  markets  for  the  Company's   products  are   characterized  by  rapid
technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to advanced semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve yields. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to develop or obtain access to advanced wafer processing technologies as they become needed, or is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, if the Company is unable to transfer and install such new process technologies to one or more of its foundries in a timely manner, its business and results of operations could be materially and adversely affected.

     The Company does not own or operate a full wafer fabrication facility, and all of the Company's wafer requirements are currently supplied by outside foundries. In particular, a substantial portion of the Company's bipolar wafers are manufactured by one foundry in Japan and a substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. Although the Company had undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced yields have at times materially and adversely affected the Company's operating results. In addition, the Company's reliance upon offshore foundries subjects the Company to risks of exchange rate fluctuations, export and import restrictions, trade sanctions, tariff increases and political instability.

    The Company purchases wafers from its outside foundries pursuant to purchase orders and does not have a guaranteed level of wafer capacity at any of its foundries. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Accordingly, there is no assurance that the Company's foundries will allocate sufficient wafer capacity to satisfy the Company's requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of the Company's products. There can be no assurance that material disruptions in supply, which have occurred periodically in the past, will not occur in the future. Any such disruption could materially and adversely affect the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 47%, 41% and 37% of the Company's net revenues in 1995, 1994 and 1993, respectively. Sales of one of the Company's computer networking products represented 12% and 10% of the Company's net revenues during 1995 and 1994, respectively. The computer networking equipment is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects to increase its dependency on sales to network equipment manufacturers in 1996. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.


    The Company's market diversification and product development activities have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage any future growth effectively will require it to integrate its new employees into its overall operations, to continue to improve its operational, financial and management systems and to attract, train, motivate and manage its employees successfully. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.

    The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions or other factors.

                                                  PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        11.1       - Statement Regarding Computation of Earnings Per Share.

    (b)  Reports on Form 8-K

        None


                                                                                                                       Exhibit 11.1


                                                   Micro Linear Corporation
                                        Statement Re Computation of Earnings Per Share
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                          ---------------------------------
                                                              1996               1995
                                                          --------------    ---------------

Net income.............................................          $2,983             $1,718
                                                          ==============    ===============

PRIMARY:
Weighted average common shares outstanding.............          12,428             11,974

Common equivalents attributable to:
     Convertible preferred shares......................               -                  -
     Options and warrants..............................           1,104              1,556

Shares related to SAB No. 55, 64 and 83................               -                  -
                                                          --------------    ---------------
Total weighted average common and common
     equivalent shares outstanding.....................          13,532             13,530
                                                          ==============    ===============

Net income per share...................................        $   0.22          $    0.13
                                                          ==============    ===============


FULLY DILUTED:
Weighted average common shares outstanding.............          12,428             11,974

Common equivalents attributable to:
     Convertible preferred shares......................               -                  -
     Options and warrants - using quarter-end                     1,110              1,618
          market price.................................

Shares related to SAB No. 55, 64 and 83................               -                  -
                                                          --------------    ---------------
Total weighted average common and common
     equivalent shares outstanding.....................          13,538             13,592
                                                          ==============    ===============

Net income per share...................................       $    0.22          $    0.13
                                                          ==============    ===============

                                                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

































                                    MICRO LINEAR CORPORATION

Date: May 14, 1996                  By:  /s/ J. PHILIP RUSSELL
                                    ------------------------
                                    J. Phillip Russell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)