Form 10-Q
period 1996-06-30
MICRO LINEAR CORP /CA/
filed 1996-08-15
CIK 875359

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

                  For the Quarterly Period Ended June 30, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996 was 12,423,517.

                                                 TABLE OF CONTENTS




                                                                            Page
         PART I.     FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Condensed Statements of Income for the three and six
                     months ended June 30, 1996 and 1995, unaudited........... 3

                     Condensed Balance Sheets at June 30, 1996, unaudited
                     and at December 31, 1995..................................4

                     Condensed Statements of Cash Flows for the six months
                     ended June 30, 1996 and 1995, unaudited..............     5

                     Notes to Condensed Financial Statements, unaudited........6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................7

         PART II.    OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders......12

         Item 6.     Exhibits and Reports on Form 8-K.........................12

         SIGNATURES...........................................................14

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                Three Months Ended           Six Months Ended
                                                             -------------------------   --------------------------

                                                              June 30,      June 30,      June 30,      June 30,
                                                                1996          1995          1996          1995
                                                             -----------   -----------   ------------  ------------
Net revenues...........................................        $13,631       $14,257        $28,958       $27,124
Cost of revenues.......................................          4,684         6,797          9,781        12,878
                                                             -----------   -----------   ------------  ------------
   Gross profit........................................          8,947         7,460         19,177         14,246
Operating expenses:
   Research and development............................          3,214         2,675          5,871         5,218
   Selling, general and administrative.................          2,953         2,399          5,834         4,747
                                                             -----------   -----------   ------------  ------------
                                                                 6,167         5,074         11,705         9,965
                                                             -----------   -----------   ------------  ------------
   Income from operations..............................          2,780         2,386          7,472         4,281
Interest and other income..............................            358           381            717           705
Interest expense.......................................            (78)         (111)          (158)         (235)
                                                             -----------   -----------   ------------  ------------
   Income before provision for taxes on income.........          3,060         2,656          8,031         4,751
Provision for taxes on income..........................          1,224           478          3,212           855
                                                             -----------   -----------   ------------  ------------
   Net income..........................................       $  1,836      $  2,178       $  4,819      $  3,896
                                                             ===========   ===========   ============  ============

Net income per share...................................      $    0.14     $    0.16      $    0.36     $    0.29
                                                             ===========   ===========   ============  ============

Shares used in computing net income per share amounts           13,495        13,693         13,518        13,612
                                                             ===========   ===========   ============  ============

                            See accompanying notes.



                                         MICRO LINEAR CORPORATION
                                         CONDENSED BALANCE SHEETS
                                 (In thousands, except per share amounts)

                                                                                               June 30,              December 31,
                                                                                                 1996                    1995
                                                                                             (Unaudited)           (See note below)
                                                                                         -------------------     -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................                $3,705                $4,175
   Short-term investments..............................................................                24,043                26,299
   Accounts receivable, net of allowance for doubtful accounts of $270 and $240 at June
     30, 1996 and December 31, 1995, respectively......................................                 4,652                 6,571
   Inventories.........................................................................                12,799                 8,986
   Deferred tax assets.................................................................                 4,544                 3,452
   Other current assets................................................................                   855                   781
                                                                                         ---------------------   -------------------
     Total current assets..............................................................                50,598                50,264
Property, plant and equipment..........................................................                32,968                36,276
Less accumulated depreciation and amortization.........................................               (14,648 )             (19,470)
                                                                                         ---------------------   -------------------
                                                                                                       18,320                16,806
Other assets...........................................................................                   846                   901
                                                                                         ---------------------   -------------------
       Total assets....................................................................               $69,764               $67,971
                                                                                         =====================   ===================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable....................................................................              $  2,525              $  3,576
   Accrued compensation and benefits...................................................                 1,606                 1,382
   Deferred income on shipments to distributors........................................                 1,603                 1,517
   Income tax payable..................................................................                     -                   507
   Other accrued liabilities...........................................................                 1,923                 1,494
   Current portion of long-term debt...................................................                   382                   467
                                                                                         ---------------------   -------------------
     Total current liabilities.........................................................                 8,039                 8,943
Long-term debt.........................................................................                 3,037                 3,181
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding.......................................................                     -                     -
   Common stock, $.001 par value
     Authorized shares 30,000,000
     Issued and outstanding shares 12,423,517 and 12,455,519 at June 30, 1996 and
       December 31, 1995, respectively.................................................                    13                    12
   Additional paid-in capital..........................................................                49,816                49,103
   Retained earnings...................................................................                11,551                 6,732
- --Treasury stock, 308,000 shares at cost...............................................                (2,692)                   -
                                                                                         ---------------------   -------------------
                                                                                         ---------------------   -------------------
     Total stockholders' equity........................................................                58,688                55,847
                                                                                         ---------------------   -------------------
       Total liabilities and stockholders' equity......................................               $69,764               $67,971
                                                                                         =====================   ===================

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



                                         MICRO LINEAR CORPORATION
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                  June 30,              June 30,
                                                                                    1996                  1995
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  2,475              $  3,312

Investing activities:
   Capital expenditures.......................................................         (2,907 )              (1,805 )
   Purchases of short-term investments........................................        (13,938 )             (13,202 )
   Sales of short-term investments............................................         16,194                 5,356
                                                                                --------------       ---------------
     Net cash provided by (used in) investing activities......................           (651 )              (9,651 )

Financing activities:
   Principal payments under capital lease obligations and debt................           (297 )                (672 )
   Proceeds from issuance of common stock.....................................            694                   571
   Acquisition of treasury stock..............................................         (2,691 )                   -
                                                                                --------------       ---------------
     Net cash (used in) financing activities..................................         (2,294 )                (101 )
                                                                                --------------       ---------------

Net decrease in cash and cash equivalents.....................................           (470 )              (6,440 )
Cash and cash equivalents at beginning of period..............................          4,175                23,216
                                                                                --------------       ---------------
Cash and cash equivalents at end of period....................................         $3,705               $16,776
                                                                                ==============       ===============

                            See accompanying notes.

                                        5

                            MICRO LINEAR CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1) Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets for sale primarily in North America, Asia and Europe.

2) The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1995 ended on December 31, 1995. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. The second quarter of 1996, second quarter of 1995 and fourth quarter of 1995 ended on June 30, 1996 and July 2, 1995, and December 31, 1995, respectively. For ease of presentation, the accompanying financial statements have shown the second quarter of 1996 and 1995 as ending June 30. The 1995 fourth quarter and 1995 year are shown as ending on December 31.

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

4) Net income per share is computed using the weighted average number of shares of common stock and from stock options and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income per share is not shown.

5) Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (estimated net realizable value).

    Inventories consits of the following (in thousands):

                                                      June 30,         December 31,
                                                        1996               1995
                                                    -------------    -----------------
            Raw Materials........................     $ 1,996             $1,434
            Work-in-process......................       6,363              3,926
            Finished Goods.......................       4,440              3,626
                                                      -------            -------
                                                      $12,799             $8,986
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the factors set forth below and elsewhere in this Form 10-Q.

Results of Operations

   Net Revenues

    Net revenues were $13.6 million for the second quarter of 1996, a 4% decrease over net revenues of $14.3 million for the second quarter of 1995 and a 11% decrease over net revenues of $15.3 million for the first quarter of 1996. Net revenues were $29.0 million for the first six months of 1996, a 7% increase over net revenues of $27.1 million for the first six month of 1995. Net revenues for the second quarter of 1996 compared to the second quarter of 1995 increased 27% in the communications market, decreased 30% in the industrial market and decreased 39% in the computer market. Net revenues for the second quarter of 1996 compared to the first quarter of 1996 decreased 25% in the communications market, increased 3% in the industrial market and increased 3% in the computer market. Net revenues for the first six months of 1996 compared to the first six months of 1995 increased 43% in the communications market, decreased 25% in the industrial market and decreased 34% in the computer market. The computer market includes the Winchester hard disk drive ("HDD") sub-market. Net revenues in the HDD sub-market were $.9 million for the second quarter of 1996, a 65% decrease over net revenues of $2.5 million in the HDD sub-market for the second quarter of 1995 and a 15% decrease over net revenues of $1.1 million for the first quarter of 1996. HDD sub-market revenues decreased to 7% of total net revenues for the second quarter of 1996 from 17% of total net revenues for the second quarter of 1995. HDD sub-market revenues were 7% of total net revenues for the first quarter of 1996. Net revenues in this category for the first six months of 1996 compared to the first six months of 1995 decreased 58%. The Company expects a decline in total revenues at least through the second half of 1996 due to soft market conditions, particularly in the communications market. The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a market slowdown.

    International net revenues were $6.1 million, or 45% of net revenues, for the second quarter of 1996, as compared to $5.1 million, or 36% of net revenues, for the second quarter of 1995 and $4.9 million, or 32% of net revenues, for the first quarter of 1996. International revenues were $11.1 million, or 38% of net revenues, for the first six months of 1996, as compared to $8.9 million, or 32% of net revenues, for the first six months of 1995. The increase in international revenues for the first half of 1996 compared to the first half of 1995 was due to the combination of stronger demand in Asia Pacific revenues and softness in domestic revenues. International revenues exclude shipments to Amtron International ("Amtron"), a domestic sales representative. A significant portion of Amtron's purchases are HDD products which are sold to Samsung Electronics. Sales to Amtron were 1% of net revenues in the first six months of 1996, compared to 19% of net revenues in the first six months of 1995. The decline in sales to Amtron as a percent of net revenues in 1996 compared to 1995 was a result of the Company's Samsung HDD products reaching the end of their product lives in the fourth quarter of 1995. Although the Company has received orders for certain new HDD products, the net revenue from the sale of these products did not offset the decline in net revenues of the Samsung HDD products.

    Domestic distributor revenues were approximately 17% of net revenues for the second quarter of 1996, 13% of net revenues for the second quarter of 1995 and 16% for the first quarter of 1996. Domestic distributor revenues were approximately 16% and 14% of net revenues for the first six months of 1996 and first six months of 1995, respectively. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. Several of the Company's OEM (Original End Manufacturer) customers are moving their manufacturing operations to subcontractors. The subcontractors are in turn placing their orders through distribution. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives who generally have no return privileges.

   Gross Margin

    Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields, inventory obsolescence and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

    The Company's gross margin improved to 66% in second quarter of 1996 from 52% in the second quarter of 1995 primarily due to the change in shipment mix to higher margin products and higher manufacturing utilization. The Company's gross margin improved to 66% for the first six months of 1996 from 53% for the first six months of 1995. The Company's gross margin decreased slightly to 66% in the second quarter of 1996 from 67% in the first quarter of 1996. The Company also expects a decline in gross margin in the second half of 1996 due to higher per unit manufacturing costs resulting from lower manufacturing utilization. The Company also anticipates a change in shipment mix to lower margin products due to soft market conditions in the communications market segment.

    The Company's gross margins are adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse affect on the Company's gross margin in the future. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not expect to be significantly impacted by this pricing agreement, however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant swings in currency will not have a material adverse effect on the Company's gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.

    The Company currently purchases its wafers from ten wafer suppliers. A majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments and operating results. See "Other Factors Affecting Operating Results".

   Research and Development Expenses

    Research and development expenses include costs associated with the definition, design and development of standard and semi-standard products, tile arrays and standard cells. The Company expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests. The Company believes that the development and introduction of new products is critical to its future success. Research and development expenses such mask and silicon costs that are related to the development of new products can fluctuate from quarter to quarter due to the timing of the product design process.

    Research and development expenses were $3.2 million, or 24% of net revenues, for the second quarter of 1996, compared to $2.7 million, or 19% of net revenues, for the second quarter of 1995 and $2.7 million, or 17% of net revenues, for the first quarter of 1996. Research and development expenses were $5.9 million, or 20% of net revenues, for the first six months of 1996, compared to $5.2 million, or 19% of net revenues, in the first six months of 1995. The increase in research and development expenses in absolute dollars in the first half of 1996 compared to the first half of 1995 is primarily attributable to increased prototype and mask costs. The Company expects that future research and development expenses will continue to increase in absolute dollars over the near term.

   Selling, General and Administrative

    Selling, general and administrative expenses were $3.0 million, or 22% of net revenues, for the second quarter of 1996, compared to $2.4 million, or 17% of net revenues, for the second quarter of 1995 and $2.9 million, or 19% of net revenues, for the first quarter of 1996. Selling, general and administrative expenses were $5.8 million, or 20% of net revenues, for the first six months of 1996 compared to $4.7 million, or 18% of net revenues, for the first six months of 1995. The increases in absolute dollars in the second quarter of 1996 compared to the second quarter of 1995 is primarily attributable to the addition of a new executive staff position, higher staffing levels and higher legal fees. The increase in absolute dollars in the second quarter of 1996 compared to the first quarter of 1996 is primarily attributable to higher commissions offset by reductions in advertising, media and sales conference costs. The increases in absolute dollars in the first half of 1996 compared to the first half of 1995 is primarily attributable to the addition of new executive staff positions, higher staff levels, manuals and media costs. The Company expects selling, general and administrative spending as a percent of net revenues to remain relatively constant in the second half of 1996.

   Interest and Other Income and Interest Expense

    Interest and other income was $357,000 for the second quarter of 1996, $381,000 for the second quarter of 1995 and $360,000 for the first quarter of 1996. Interest income is affected by changes in the Company's cash balance as well as the prevailing interest rates. Interest expense was $78,000 for the second quarter of 1996, $111,000 for the second quarter of 1995 and $80,000 for the first quarter of 1996.

   Provision for Income Taxes

    The Company's effective tax rate for the first half of 1996 was 40% compared to 18% for the first half of 1995. The higher effective tax rate projected for 1996 was a result of the full utilization of all remaining net operating loss and tax credit carryforwards in fiscal year 1995.

Liquidity and Capital Resources

    Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $2.5 million of net cash during the first half of 1996, a decrease of $.8 million over the first half of 1995. In the first half of 1996, higher net income and accounts receivable were offset by increased inventory purchases and increased income tax payments previously accrued for, causing a net decrease in operating cash flow.

    Cash used in investing activities for the first half of 1996 is attributable to capital expenditures of $2.9 million and cash proceeds received from the net sales of short-term investments of $2.3 million.

    Financing activities for the first half of 1996 consisted primarily of principal payments under capital lease and debt obligations of $.3 million. The Company also generated $.7 million of proceeds from the sale of common stock under employee stock option and purchase plans. In January 1996, the Board of Directors approved a stock repurchase program in which up to $3 million of the Company's Common Stock may be purchased by the Company on the open market from time to time, depending upon market conditions, share price and other factors. In July 1996, the Board of Directors approved an additional $2.7 million to be used for the stock purchase program. As of July 22, 1996 the Company had repurchased a total of 343,000 shares of its Common Stock for $2.9 million.

    Working capital was $42.6 million as of June 30, 1996, compared to $41.3 million as of December 31, 1995 and includes cash and cash equivalents of $3.7 million and short-term investments of $24.0 million as of June 30, 1996.

    The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Other Factors Affecting Future Operating Results

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, there can be no assurance that the average selling prices of the Company's products will not be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business.

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

    The Company does not own or operate a full wafer fabrication facility, and all of the Company's wafer requirements are currently supplied by outside foundries. In particular, a substantial portion of the Company's bipolar wafers are manufactured by one foundry in Japan and a substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. Although the Company has undertaken measures to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new process technologies. Such reduced yields have at times materially and adversely affected the Company's operating results. In addition, the Company's reliance upon offshore foundries subjects the Company to risks of exchange rate fluctuations, export and import restrictions, trade sanctions, tariff increases and political instability.

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

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 47% of the Company's net revenues in the first six months of 1996 and fiscal year 1995. Sales of one of the Company's computer networking products represented 12% of the Company's net revenues during the first six months of 1996 and fiscal year 1995. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue in 1996. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

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

    The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. In this regard, in early 1996, the industry experienced significant softness in demand for many types of products. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions or other factors.

                                                  PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 22, 1996:



    (a)  The following Directors were elected:



                Directors                     Votes For      Votes Withheld
- ------------------------------------------- -------------- -------------------
Arthur B. Stabenow                             10,949,587             298,283
Frederick R. Adler                             10,949,587             298,283
Gill Cogan                                     10,949,587             298,283
Roger A. Smullen                               10,949,587             298,283
Jeffrey D. West                                10,949,587             298,283



    (b) The shareholders approved the following proposals:

                                                                 Number of Common Shares Voted

                  Proposal                                For         Against      Abstain      No Vote
                  ----------------------------------- ------------- ------------- ----------- -------------


                  1) Amendment to Company's 1991
                     Stock Option Plan                   5,404,891     2,496,667      17,734     3,328,578

                  2) Ratification of Appointment
                     of Ernst & Young, LLP as
                     Independent Auditors               11,199,891        21,849      26,130


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        10.1(1)  1991 Stock Option Plan, as amended.

        11.1  Statement Regarding Computation of Earnings Per Share.

        27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

        None

        (1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 1996.


                                                                                                           Exhibit 11.1

                                                   Micro Linear Corporation
                                        Statement Re Computation of Earnings Per Share
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                Three Months                       Six Months
                                                                    Ended                            Ended
                                                                  June 30,                          June 30,
                                                        ------------------------------    -----------------------------
                                                           1996             1995             1996             1995
                                                        ------------    --------------    ------------    -------------

    Net income......................................         $1,836            $2,178          $4,819           $3,896
                                                        ============    ==============    ============    =============

    PRIMARY:
    Weighted average common shares outstanding......         12,343            12,060          12,385           12,017

    Common equivalents attributable to:
         Convertible preferred shares...............              -                 -               -                -
         Options and warrants.......................          1,152             1,633           1,132            1,595
                                                        ------------    --------------    ------------    -------------
    Total weighted average common and common
         equivalent shares outstanding..............         13,495            13,693          13,518           13,612
                                                        ============    ==============    ============    =============

    Net income per share............................       $   0.14         $    0.16        $   0.36        $    0.29
                                                        ============    ==============    ============    =============


    FULLY DILUTED:
    Weighted average common shares outstanding......         12,343            12,060          12,385           12,017

    Common equivalents attributable to:
         Convertible preferred shares...............              -                 -               -                -
         Options and warrants - using quarter-end
              market price..........................          1,152             1,744           1,133            1,681
                                                        ------------    --------------    ------------    -------------
    Total weighted average common and common
         equivalent shares outstanding..............         13,495            13,804          13,519           13,698
                                                        ============    ==============    ============    =============

    Net income per share............................      $    0.14         $    0.16       $    0.36        $    0.28
                                                        ============    ==============    ============    =============




                                                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

































                                                        MICRO LINEAR CORPORATION

Date: August 14, 1996                               By:  /s/ J. PHILIP RUSSELL
                                                         ---------------------
                                                         J. Philip Russell
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         and Accounting Officer)