Form 10-Q
period 1996-09-30
MICRO LINEAR CORP /CA/
filed 1996-11-14
CIK 875359

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

                For the Quarterly Period Ended September 30, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding, net of shares held in treasury, as of September 30, 1996 was 12,310,236.

                                TABLE OF CONTENTS

                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Statements of Income for the three and nine months ended September 30, 1996 and 1995, unaudited.......................3

            Condensed Balance Sheets at September 30, 1996, unaudited
            and at December 31, 1995...........................................4

            Condensed Statements of Cash Flows for the nine months
            ended September 30, 1996 and 1995, unaudited.......................5

            Notes to Condensed Financial Statements, unaudited.................6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................7

PART II.    OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K..................................12

SIGNATURES....................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                          CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                  Three Months Ended                       Nine Months Ended
                                          ------------------------------------   --------------------------------------
                                           September 30,      September 30,       September 30,        September 30,
                                                1996               1995                1996                1995
                                          -----------------  -----------------   -----------------   ------------------
Net revenues......................................$11,713            $15,051             $40,671              $42,175
Cost of revenues....................................5,681              6,421              15,461               19,300
                                          -----------------  -----------------   -----------------   ------------------
   Gross profit.....................................6,032              8,630              25,210                22,875
Operating expenses:
   Research and development.........................2,648              2,714               8,519                7,932
   Selling, general and administrative..............2,745              2,433               8,580                7,179
                                          -----------------  -----------------   -----------------   ------------------
                                                    5,393              5,147              17,099               15,111
                                          -----------------  -----------------   -----------------   ------------------
   Income from operations.............................639              3,483               8,111                7,764
Interest and other income.............................352                472               1,068                1,177
Interest expense......................................(76)              (100)               (233)                (335)
                                          -----------------  -----------------   -----------------   ------------------
   Income before provision for taxes on
       income.........................................915              3,855               8,946                8,606
Provision for taxes on income.........................366                694               3,578               1 ,549
                                          -----------------  -----------------   -----------------   ------------------
   Net income......................................$..549           $  3,161              $5,368             $  7,057
                                          =================  =================   =================   ==================

Net income per share............................$....0.04          $    0.23           $    0.40            $    0.52
                                          =================  =================   =================   ==================

Shares used in computing net income
  per share amounts                                13,125             13,856              13,384               13,693
                                          =================  =================   =================   ==================

See accompanying notes.


                            MICRO LINEAR CORPORATION
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                            September 30,            December 31,
                                                                                                 1996                    1995
                                                                                             (Unaudited)           (See note below)
                                                                                         ---------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................                $3,058                $4,175
   Short-term investments..............................................................                23,928                26,299
   Accounts receivable, net of allowance for doubtful accounts of $288 and $240 at
     September 30, 1996 and December 31, 1995, respectively............................                 3,507                 6,571
   Inventories.........................................................................                12,132                 8,986
   Deferred tax assets.................................................................                 4,171                 3,452
   Other current assets................................................................                 1,059                   781
                                                                                         ---------------------   -------------------
     Total current assets..............................................................                47,855                50,264
Property, plant and equipment..........................................................                37,178                36,276
Less accumulated depreciation and amortization.........................................               (15,521  )            (19,470)
                                                                                         ---------------------   -------------------
                                                                                                       21,657                16,806
Other assets...........................................................................                   819                   901
                                                                                         ---------------------   -------------------
       Total assets....................................................................               $70,331               $67,971
                                                                                         =====================   ===================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable....................................................................              $  3,785              $  3,576
   Accrued compensation and benefits...................................................                 1,555                 1,382
   Deferred income on shipments to distributors........................................                 1,320                 1,517
   Income tax payable..................................................................                     -                   507
   Other accrued liabilities...........................................................                 1,964                 1,494
   Current portion of long-term debt...................................................                   290                   467
                                                                                         ---------------------   -------------------
     Total current liabilities.........................................................                 8,914                 8,943
Long-term debt.........................................................................                 3,011                 3,181
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding.......................................................                     -                     -
   Common stock, $.001 par value
     Authorized shares 30,000,000
     Issued shares 12,743,236 and 12,455,519 at September 30, 1996 and December 31,
       1995, respectively
     Outstanding shares 12,310,236 and 12,455,519 at September 30, 1996 and December
       31, 1995, respectively..........................................................                    13                    12
   Additional paid-in capital..........................................................                49,851                49,103
   Retained earnings...................................................................                12,100                 6,732
   Treasury stock, 433,000 shares at cost at September 30, 1996........................                (3,558 )                   -
                                                                                         ---------------------   -------------------
     Total stockholders' equity........................................................                58,406                55,847
                                                                                         ---------------------   -------------------
       Total liabilities and stockholders' equity......................................              $70, 331               $67,971
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


                                         MICRO LINEAR CORPORATION
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                          Nine Months Ended
                                                                                ---------------------------------------
                                                                                 September 30,          September 30,
                                                                                      1996                  1995
                                                                                -----------------      ----------------
Cash provided by operating activities.........................................          $  6,912              $  7,084

Investing activities:
   Capital expenditures.......................................................            (7,116 )              (3,416 )
   Purchases of short-term investments........................................           (16,009 )             (22,103 )
   Sales of short-term investments............................................            18,380                12,196
                                                                                -----------------      ----------------
     Net cash used in investing activities....................................            (4,745 )             (13,323 )

Financing activities:
   Principal payments under capital lease obligations and debt................              (414 )                (964 )
   Proceeds from issuance of common stock.....................................               688                   731
   Acquisition of treasury stock..............................................            (3,558 )                   -
                                                                                -----------------      ----------------
     Net cash used in financing activities....................................            (3,284 )                (233 )
                                                                                -----------------      ----------------

Net decrease in cash and cash equivalents.....................................            (1,117 )              (6,472 )
Cash and cash equivalents at beginning of period..............................             4,175                23,216
                                                                                -----------------      ----------------
Cash and cash equivalents at end of period....................................            $3,058               $16,744
                                                                                =================      ================

See accompanying notes.

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

2) The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1995 ended on December 31, 1995. The third quarter of 1996 and third quarter of 1995 ended on September 29, 1996 and October 1, 1995, respectively. For ease of presentation, the accompanying financial statements have shown the third quarter of 1996 and 1995 as ending September 30.

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

4) Net income per share is computed using the weighted average number of shares of common stock and from stock options and warrants (using the treasury stock method). Dual presentation of primary and fully diluted net income per share is not shown because the differences are not significant.

5) Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (estimated net realizable value).

    Inventories consist of the following (in thousands):

                                                     September 30,       December 31,
                                                         1996                1995
                                                    ----------------    ----------------
            Raw Materials........................       $ 1,964             $1,434
            Work-in-process......................         6,648               3,926
            Finished Goods.......................         3,520               3,626
                                                        -------             -------
                                                        $12,132             $8,986
                                                        =======             ======

6) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change.

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

Results of Operations

   Net Revenues

    Net revenues were $11.7 million for the third quarter of 1996, a 22% decrease from net revenues of $15.1 million for the third quarter of 1995 and a 14% decrease from net revenues of $13.6 million for the second quarter of 1996. Net revenues were $40.7 million for the first nine months of 1996, a 4% decrease from net revenues of $42.2 million for the first nine months of 1995. Net revenues for the third quarter of 1996 compared to the third quarter of 1995 decreased 18% in the communications market, 40% in the industrial market and 19% in the computer market. Net revenues for the third quarter of 1996 compared to the second quarter of 1996 decreased 17% in the communications market, decreased 30% in the industrial market and increased 17% in the computer market. Net revenues for the first nine months of 1996 compared to the first nine months of 1995 increased 19% in the communications market, decreased 30% in the industrial market and decreased 29% in the computer market. The computer market includes the Winchester hard disk drive ("HDD") applications segment. Net revenues in the HDD segment were $925,000 for the third quarter of 1996, a 55% decrease from net revenues of $2.1 million in the HDD segment for the third quarter of 1995 and a 3% increase over net revenues of $900,000 for the second quarter of 1996. HDD segment revenues decreased to 8% of total net revenues for the third quarter of 1996 from 14% of total net revenues for the third quarter of 1995. HDD segment revenues were 7% of total net revenues for the second quarter of 1996. Net revenues in the HDD segment for the first nine months of 1996 compared to the first nine months of 1995 decreased 57%. The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations have been and will be materially and adversely affected in the event of a continued market slowdown.

    International net revenues were $3.6 million, or 31% of net revenues, for the third quarter of 1996, compared to $4.3 million, or 28% of net revenues, for the third quarter of 1995 and $6.1 million, or 45% of net revenues, for the second quarter of 1996. The decrease in international net revenues for the third quarter of 1996 compared to the second quarter of 1996 is primarily attributable to soft demand from networking customers mainly in Taiwan. International revenues were $14.7 million, or 36% of net revenues, for the first nine months of 1996, compared to $13.2 million, or 31% of net revenues, for the first nine months of 1995. The increase in international revenues for the first nine months of 1996 compared to the first nine months of 1995 was due to the combination of stronger demand in Asia Pacific revenues and softness in domestic revenues. International revenues exclude shipments to Amtron International ("Amtron"), a domestic distributor. A significant portion of Amtron's purchases are sold to Samsung Electronics and other Korean customers. Sales to Amtron were 1% of net revenues in the first nine months of 1996, compared to 15% of net revenues in the first nine months of 1995. The decline in sales to Amtron as a percent of net revenues in 1996 compared to 1995 was a result of the Company's HDD products that were being sold to Samsung reaching the end of their production lives in the fourth quarter of 1995. Although the Company has received orders for other HDD products, the net revenue from the sale of these products did not offset the decline in net revenues of the Samsung HDD products.

    Domestic distributor revenues were approximately 17% of net revenues for the third quarter of 1996, 19% of net revenues for the third quarter of 1995 and 17% for the second quarter of 1996. Domestic distributor revenues were approximately 16% and 15% of net revenues for the first nine months of 1996 and the first nine months of 1995, respectively. The Company expects revenues from domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distribution. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their end customers; however, revenue is recognized by the Company upon shipment to international representatives.

   Gross Margin

    Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields, inventory obsolescence and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up of new products and installation of new process technologies at outside manufacturing foundries.

    The Company's gross margin decreased to 52% in the third quarter of 1996 from 57% in the third quarter of 1995 primarily due to continued higher per unit manufacturing costs resulting from lower manufacturing utilization. The Company's product mix also shifted away from the high margin communications market segment and shifted to the lower margin computer and industrial market segments due to soft market conditions in the communications market segment. The Company's gross margin decreased to 52% in the third quarter of 1996 from 66% in the second quarter of 1996 primarily due to continued higher per unit manufacturing costs resulting from lower manufacturing utilization, a manufacturing ramp up for new communications products, and a change in shipment to lower margin products in the computer and industrial market segments. The Company's gross margin improved to 62% for the first nine months of 1996 from 54% for the first nine months of 1995. The product mix for the first nine months of 1996 contained a greater percentage of sales to the communications market segment compared to the first nine months of 1995 thereby contributing to a higher gross margin. The Company anticipates lower gross margins will continue as long as soft market conditions in the communications market segment persist.

    The Company's gross margins are adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse affect on the Company's gross margin in the future. The Company purchases all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not expect to be significantly impacted by this pricing agreement, however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant swings in currency will not have a material adverse effect on the Company's gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.

    The Company currently purchases its wafers from ten wafer suppliers. The vast majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments and operating results. See "Other Factors Affecting Operating Results".

   Research and Development Expenses

    Research and development expenses include costs associated with the definition, design and development of standard and semi-standard products, tile arrays and standard cells. The Company expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests. The Company believes that the development and introduction of new products is critical to its future success. Research and development expenses such as mask and silicon costs that are related to the development of new products can fluctuate from quarter to quarter due to the timing of the product design process.

    Research and development expenses were $2.7 million, or 23% of net revenues, for the third quarter of 1996, compared to $2.7 million, or 18% of net revenues, for the third quarter of 1995 and $3.2 million, or 24% of net revenues, for the second quarter of 1996. Research and development expenses were $8.5 million, or 21% of net revenues, for the first nine months of 1996, compared to $7.9 million, or 19% of net revenues, in the first nine months of 1995. For the third quarter of 1996 compared to the third quarter of 1995, an increase in absolute dollars attributable to higher prototype inventory costs was offset by lower new product development and mask costs. The increase in research and development expenses in absolute dollars in the first nine months of 1996 compared to the first nine months of 1995 is primarily attributable to increased prototype inventory costs partially offset by lower new product development and mask costs. The Company expects that research and development expenses will continue to increase in absolute dollars over the near term.

   Selling, General and Administrative

    Selling, general and administrative expenses were $2.8 million, or 23% of net revenues, for the third quarter of 1996, compared to $2.4 million, or 16% of net revenues, for the third quarter of 1995 and $3.0 million, or 22% of net revenues, for the second quarter of 1996. Selling, general and administrative expenses were $8.6 million, or 21% of net revenues, for the first nine months of 1996 compared to $7.2 million, or 17% of net revenues, for the first nine months of 1995. The increase in absolute dollars in the third quarter of 1996 compared to the third quarter of 1995 is primarily attributable to higher staffing levels, legal fees, travel, contributions and general taxes and fees. The increases in absolute dollars in the first nine months of 1996 compared to the first nine months of 1995 is primarily attributable higher staffing levels, travel, legal fees, manuals, general taxes and fees, product sales support and demonstration boards. The Company expects selling, general and administrative spending as a percent of net revenues to remain relatively constant over the near term.

   Interest and Other Income and Interest Expense

    Interest and other income was $352,000 for the third quarter of 1996, $472,000 for the third quarter of 1995 and $358,000 for the second quarter of 1996. Interest income is affected by changes in the Company's cash balance as well as the prevailing interest rates. Interest expense was $76,000 for the third quarter of 1996, $100,000 for the third quarter of 1995 and $78,000 for the second quarter of 1996.

   Provision for Income Taxes

    The Company's effective tax rate for the first nine months of 1996 was 40% compared to 18% for the first nine months of 1995. The higher effective tax rate projected for 1996 was a result of the full utilization of all remaining net operating loss and tax credit carryforwards in fiscal year 1995. The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change.

Liquidity and Capital Resources

    Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $6.9 million of net cash during the first nine months of 1996, a decrease of $.2 million from the first nine months of 1995. In the first nine months of 1996, lower net income and accounts payable and increased inventories were partially offset by lower accounts receivables, causing a net decrease in operating cash flow.

    Cash used in investing activities for the first nine months of 1996 is attributable to capital expenditures of $7.1 million and cash proceeds received from net sales of short-term investments of $2.4 million.

    Financing activities for the first nine months of 1996 consisted primarily of the repurchase of the Company's common stock. In January 1996, the Board of Directors approved a stock repurchase program in which up to $3 million of the Company's Common Stock would be purchased by the Company on the open market from time to time, depending upon market conditions, share price and other factors. In July 1996, the Board of Directors approved an additional $2.7 million to be used for the stock purchase program. As of November 11, 1996, the Company had repurchased a total of 613,000 shares of its Common Stock for $4.8 million.

    Working capital was $38.9 million as of September 30, 1996, compared to $41.3 million as of December 31, 1995. Cash and cash equivalents of $3.1 million and short-term investments of $23.9 million as of September 30, 1996 compares to cash equivalents of $4.1 million and short-term investments of $26.3 million as of December 31, 1996.

    The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, the Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Other Factors Affecting Future Operating Results

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, there can be no assurance that the average selling prices of the Company's products will not be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 52% of the Company's net revenues in the first nine months of 1996 and accounted for 8 of the 10 top selling products for the first nine months of 1996. These 8 products contributed 43% of revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the remainder of 1996 and into 1997. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

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

    The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. In this regard, since early 1996, the industry has experienced significant softness in demand for many types of products. The Company expects to continue to experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, variations in product mix, or other factors.

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

        27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

        None


                                                   Micro Linear Corporation
                                        Statement Re Computation of Earnings Per Share
                                                         (Unaudited)
                                            (In thousands, except per share data)

                                                                Three Months                      Nine Months
                                                                    Ended                            Ended
                                                                September 30,                    September 30,
                                                        ------------------------------    -----------------------------
                                                           1996             1995             1996             1995
                                                        ------------    --------------    ------------    -------------

    Net income......................................           $549            $3,161          $5,368           $7,057
                                                        ============    ==============    ============    =============

    PRIMARY:
    Weighted average common shares outstanding......         12,430            12,203          12,401           12,079

    Common equivalents attributable to:
         Options and warrants.......................            695             1,653             984            1,614
                                                        ------------    --------------    ------------    -------------
    Total weighted average common and common
         equivalent shares outstanding..............         13,125            13,856          13,384           13,693
                                                        ============    ==============    ============    =============

    Net income per share............................       $   0.04         $    0.23        $   0.40        $    0.52
                                                        ============    ==============    ============    =============


    FULLY DILUTED:
    Weighted average common shares outstanding......         12,430            12,203          12,401           12,079

    Common equivalents attributable to:
         Options and warrants - using quarter-end
              market price..........................            808             1,653           1,024            1,660
                                                        ------------    --------------    ------------    -------------
    Total weighted average common and common
         equivalent shares outstanding..............         13,239            13,856          13,384           13,750
                                                        ============    ==============    ============    =============

    Net income per share............................      $    0.04         $    0.23       $    0.40        $    0.51
                                                        ============    ==============    ============    =============

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
































                                                        MICRO LINEAR CORPORATION

Date: November 14, 1996                            By:  /s/ J. PHILIP RUSSELL
                                                        ---------------------
                                                        J. Philip Russell
                                                        Chief Financial Officer
                                                        (Principal Financial
                                                        and Accounting Officer)