Form 10-K
period 1996-12-31
MICRO LINEAR CORP /CA/
filed 1997-03-28
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    Form 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                   For the Fiscal Year Ended December 31, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of February 23, 1997, was approximately $146,029,177. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the Registrant's Common Stock outstanding as of February 23, 1997 was 11,990,646.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders to be held May 28, 1997 are incorporated by reference in Part III of this Form 10-K.


                                            TABLE OF CONTENTS


                                                                                                            Page
PART I.
Item 1.   Business.........................................................................................   3
Item 2.   Properties.......................................................................................  17
Item 3.   Legal Proceedings................................................................................  18
Item 4.   Submission of Matters to a Vote of Security Holders..............................................  18

PART II.
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters......................... 18
Item 6.   Selected Financial Data........................................................................... 19
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................................. 19
Item 8.   Financial Statements and Supplementary Data....................................................... 25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............. 25

PART
III.
Item 10.  Directors and Executive Officers of the Registrant................................................ 41
Item 11.  Executive Compensation............................................................................ 41
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................... 41
Item 13.  Certain Relationships and Related Transactions.................................................... 41

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................... 42

SIGNATURES.................................................................................................. 45

Exhibit 11.1 Statement Re Computation of Earnings Per Share................................................. 47

Exhibit 23.0 Consent of Ernst & Young LLP, Independent Auditors............................................. 48

Exhibit 27.0 Financial Data Schedule........................................................................ 49

                                                  PART 1

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth below and elsewhere in this Form 10-K.

Item 1.  Business

    Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets. The Company's products provide highly integrated systems-level solutions for a variety of applications, including local area networks, mass storage, video, telecommunications, power management, lamp ballast, motor control and data conversion. The Company utilizes its proprietary design techniques and BiCMOS, Bipolar and CMOS manufacturing processes to produce proprietary and application specific products that enable systems designers to achieve increased levels of systems integration and reduce system costs.

Background

    Electronic circuits may be divided into two general categories: digital and analog (or linear). Digital circuits, such as memories and microprocessors, process information in the form of bits, or coded electrical signals which take on only two states ("1" and "0" or "on" and "off"). Analog circuits process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Naturally occurring physical phenomena such as light intensity, position, pressure, force, sound level, temperature, and velocity are inherently analog in nature. As a result, analog circuits find wide application in electronic interfaces between digital information processing systems and the analog "real world" of information storage and transmission media, power distribution systems, actuators and physical transducers. Principal applications for analog circuits include data acquisition and conversion, data communications, industrial controls, instrumentation, magnetic data storage systems, motor controls and power supply electronics, telecommunications, video imaging and display systems. The increasing presence of highly integrated digital electronic systems has increased the need for analog interface functions in a wide variety of applications.

    Analog-to-digital interface functions were originally implemented in systems as a printed circuit board-level function composed of many off-the-shelf standard ("building block") integrated circuits performing the various analog and digital functions associated with the interface. Such interface functions include filtering, amplification, comparing a voltage level to a reference, voltage and current references, analog-to-digital ("A/D") conversion, digital-to-analog ("D/A") conversion and digital data storage and buffering. This implementation methodology is still in widespread use because it minimizes design and manufacturing risk and reduces time to market. However, systems manufacturers generally desire higher levels of performance, smaller form factors, lower costs, greater reliability and more end product differentiation. Accordingly, such manufacturers have sought integrated solutions in which these building block circuits are replaced by a complete electronic system or subsystem which combines both analog and digital functions on one or a few mixed signal integrated circuits. Integrated solutions increase system reliability and performance while decreasing size and cost. Combining analog and digital functions, however, presents considerable technical obstacles. As compared with digital circuits, the elements that comprise an analog circuit generally have greater variety, are less repetitive and require more precise placement within the circuit layout to assure satisfactory circuit performance. A semiconductor process designed for analog can easily accommodate digital functions while a digital process often cannot deliver the most basic of analog designs. Analog design also requires a much higher level of circuit skills because the design is implemented at the device level. These factors make it more difficult to achieve the high levels of integration normally associated with digital circuits. As a result of these and other factors, high performance analog circuit design is extremely difficult. In addition, the Company believes that the number of qualified analog designers is far more limited than digital designers and that many customers are limited at the systems-level in applying analog design skills. Furthermore, the complexity and variability of analog design has made it difficult to develop automated design tools similar to those available for digital circuit design. The traditional simulation and testing methodologies for analog and digital design are also incompatible which further hampers the problem of moving predictably from a design to a functional mixed signal integrated circuit. The increasing complexity of electronic systems and the difficulty of effectively integrating digital and analog functionality poses significant technical hurdles for systems designers.

Strategy

    Micro Linear's goal is to be a leading supplier of highly integrated analog and mixed signal circuits for applications that require systems-level features. To achieve this objective, the Company has adopted the following strategies:

    Target High Growth Applications. Micro Linear targets high growth applications that require substantial analog and mixed signal content and that derive significant benefits from the use of the Company's systems-level expertise. The Company focuses on innovative proprietary analog and mixed-signal products which provide high performance and cost-effective solutions for a variety of applications, including networking, mass storage, video, power management, telecommunications and portable computing.

    Develop Highly Integrated Circuits with Systems-Level Features. Micro Linear uses its analog and mixed signal design expertise to integrate an entire electronic subsystem or several analog building block circuits into a single circuit or chipset. Micro Linear designs and develops highly integrated mixed signal proprietary circuits that incorporate systems-level features, thereby reducing the size and cost of the customer's electronic system, while providing greater functionality, performance and reliability. The combination of highly integrated circuits with sophisticated systems-level features results in proprietary products for Micro Linear. The uniqueness and complexity of such products, has enabled the Company to maintain its position as the sole source supplier for a number of its products.

    Offer a Broad Range of Products. Micro Linear offers a broad range of innovative proprietary and application specific analog and mixed signal products for a variety of applications within the communications, computer and industrial markets. The Company provides customers the opportunity to identify the product features that address the technical and time to market requirements of each customer's specific application. By working closely with its customers to identify desirable features and functionality, Micro Linear has expanded the number of applications for its products.

    Facilitate Rapid Time to Market. Micro Linear utilizes innovative Bipolar and BiCMOS tile array design methodologies on many products to expedite the development of cost-effective, high performance analog and mixed signal circuits. These methodologies enable Micro Linear to reduce time to market for those standard product designs and to modify such designs rapidly to satisfy specific customer requirements. This tile array approach enables Micro Linear to offer its customers many of the advantages of custom circuits with significantly lower development cost, reduced technical risk and faster time to market.

    Establish Multiple Sources of Wafer Supply. The Company has established relationships with outside foundries for its wafer requirements in order to avoid the substantial fixed costs and capital expenditures associated with maintaining its own wafer fabrication facility. Micro Linear seeks to obtain at least two sources of wafer supply for each of its manufacturing processes in an effort to obtain competitive wafer pricing and reduce the risk of supply shortages. This practice enables the Company to devote more of its resources to the design, development and marketing of its products and to access diverse manufacturing technologies.

Markets, Applications and Products

    The Company develops standard and semi-standard products for a variety of applications within the communications, computer and industrial markets. The Company has focused primarily on products for use with applications in the local area networks, video, power management and mass storage markets. Within these markets the Company supplies products to 10 different application segments with focus on local area networks, bus products, video, power supply, battery management and motor controllers. The Company intends to continue the expansion of its applications, product offerings and customer base.

   The Company's approach to new product development is driven primarily by application specific requirements within its targeted market categories. The Company relies upon its engineering and marketing personnel to identify market opportunities for new high performance products, to maintain close working relationships with targeted customers, to determine product opportunities that apply to a broad range of customers within the Company's target markets and to define mixed signal products for specific applications.

   The following table illustrates the three major markets and the various applications and product categories served by the Company:


      COMMUNICATIONS        COMPUTER                 INDUSTRIAL
LOCAL AREA NETWORKS         MASS STORAGE             POWER MANAGEMENT
  o ETHERNET              o HARD DISK DRIVE        o SWITCHED-MODE POWER SUPPLY
  o 100 MEGABIT  ETHERNET o MAGNETIC TAPE DRIVES   o POWER FACTOR CONTROL
  o FDDI                  o SPINDLE MOTOR CONTROL  o BATTERY MANAGEMENT
  o TOKEN RING                                     o FLUORESCENT LIGHT BALLAST
  o ATM                                            o BACK LIGHT CONTROL
                                                   o INDUSTRIAL MOTOR CONTROL

TELECOMMUNICATIONS          BUS PRODUCTS              DATA CONVERSION
  o VOICE BAND NCTE       o SCSI TERMINATO          o A/D CONVERTERS
                          o ANALOG BUFFERS          o D/A CONVERTERS
                          o CLOCK GENERATORS

                            VIDEO PRODUCTS
                          o FILTERS
                          o CLOCK GENERATION AND LOCKING
                          o VIDEO A/D

   Communications Market & Local Area Network Circuits

    The local area network (LAN) market has experienced significant growth in recent years due to the transition to distributed computing, with personal computers and workstations replacing centralized mainframes and users requiring immediate and continuous access to information throughout an organization. The emergence of increasingly sophisticated software applications, such as imaging, multimedia and remote communications requires innovative, high performance networking technology which must provide for increased data throughput and enhanced reliability.

   The Company's local area network circuits are designed to allow for the transmission of electronic signals over various media, such as twisted pair copper wire and fiber optic cable. The Company's fiber optic quantizers respond to very small, fast signals from fiber optic receiver ports and restore the signal to larger amplitudes with a minimum of signal and timing distortion. In 1988, Micro Linear developed the first fiber optic quantizer and transceiver for Ethernet fiber optic links between network hubs. Micro Linear also developed the first twisted pair transceiver for the fiber distributed digital interface
(FDDI) that runs at 125 megabits per second. This function has also been utilized in the physical interface products that are being sold into the 100 Megabit Ethernet applications as well as ATM physical interface products.

   Communications Market & Telecommunications Circuits

   The Company's telecommunications products are designed to provide high performance and low noise and have tended to have long product life cycles. The addition of new lines and switching equipment to upgrade existing analog telephone lines continues to drive the demand for the Company's analog line conditioning equipment. These mixed signal telecommunications circuits include programmable attenuators, equalizers, tone detectors and sinewave generators. The Company's telecommunications circuits conform to the Network Communications Terminating Equipment (NCTE) standard, which is predominantly a North American specification for electronic telephone line conditioning equipment. Telephone line characteristics vary with line length, which cause distortion of the analog voice signals. NCTE lines are generally free of this distortion because they utilize devices such as those manufactured by the Company. The Company designs and sells various circuits which enable telephone service providers to compensate the trunk lines from remote locations for uneven transmission of different frequencies and other circuits which control the signal amplitude to compensate for line length. The ability of the telephone transmission equipment to compensate automatically for this potential distortion enhances the quality and reliability of the voice transmission.

   Computer Market -- Mass Storage Circuits

   Micro Linear supplies analog circuits which are used in Winchester hard disk drives ("HDDs"), magnetic tape drives and removable media drives. These data storage devices are incorporated into personal computers, workstations and other office automation products. Micro Linear has significant experience in the area of high speed, signal level processing that has been used in many of the products. The evolving market for personal computers has created a demand for larger data capacity storage devices and increased backup capability in case of disk failure.

   Computer Market -- Bus Circuits

   The Company offers a family of bus products that provide performance improvements to the digital interfacing of data, address buses and clocking by utilizing analog circuit techniques to overcome the limitations of digital design solutions. These devices are used in personal computers, workstations, file servers and embedded applications of microprocessors.

   Computer Market -- Video Circuits

    Micro  Linear  has added a new line of  products  to its  portfolio  - video circuits. This product line applies the Company's analog expertise to video functions such as filters, clock synchronization and generation as well as encoders and decoders. The resulting circuits can be used in video teleconferencing, video editing, LCD projectors, set top and web television applications. As an extension of PC applications, the Company believes that applications for video teleconferencing, computer - television interface and video editing will experience significant growth over the next several years.

   Industrial Market & Power Management Circuits

   Micro Linear has focused its power management product development efforts in four areas: switched-mode power supply, power factor control, DC to DC converters to manage battery power and fluorescent lamp ballast controllers. The trend toward smaller, lighter weight and more power-efficient computer and other portable electronic systems has created significant opportunities for advanced power supply controllers and battery management devices. The Company's products address the needs of systems designers for power management circuits that can deliver the necessary power in a highly efficient manner, while extending battery life and minimizing heat, size and weight.

   Industrial Market -- Motor Control

   Micro Linear has used its extensive knowledge of brushless DC motors to define and develop brushless DC and AC motor controllers for industrial applications. The DC motor products incorporate a start-up algorithm that allows the motor to start by turning on a power switch. The motor controller reduces the cost of the system by eliminating the need for Hall-effect sensors. The AC motor controllers allow lower cost AC motors to have continuous speed control, for 1, 2 and 3 phase AC motors.

   Industrial Market & Data Conversion Circuits

   Micro Linear currently offers a comprehensive line of nineteen analog-to-digital converters and six digital to analog converters. Micro Linear's 12 bit analog to digital circuits utilize a proprietary, patented self-calibrating method for conversion.

Sales and Distribution

   Micro Linear targets high growth markets by designing its products into the electronic systems of systems manufacturers within the communications, computer and industrial markets. The Company seeks to achieve design wins by focusing its sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by the Company's direct sales managers who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell the Company's products directly to customers and are assisted by the Company's Field Applications Engineers (FAE's) and applications engineering group. To support and encourage the design in of the Company's circuits in its customer's electronic systems, Micro Linear is increasing the number of its applications engineering support personnel. The Company's field sales offices are located in San Jose, Boston, and Chicago.

   The Company currently sells its products in North America through 20 independent sales representative organizations and two distributors. In 1996, sales to Amtron International ("Amtron"), a domestic sales representative, and Insight Electronics, a domestic distributor, represented 1% and 14% of the Company's net revenues, respectively. In 1995, sales to Amtron International ("Amtron"), a domestic sales representative, and Insight Electronics, a domestic distributor, represented 12% and 13% of the Company's net revenues, respectively. In 1994, sales to Amtron and Insight Electronics represented 16% and 13% of the Company's net revenues, respectively. A substantial majority of Amtron's purchases consist of HDD products that are ultimately sold to Samsung Electronics, a Korean electronics manufacturer. Sales to Amtron declined to 1% of net revenues in 1996 because of the Company's Samsung HDD products reaching the end of their product lives in the fourth fiscal quarter of 1995. The Company does not expect any future shipments of these Samsung HDD products. Although the Company received orders in 1996 for certain new HDD products, the net revenue from the sale of such products did not offset the decline in net revenues attributed to the Samsung HDD products. In 1996, 1995 and 1994, sales through the Company's domestic distributors represented approximately 17% for each year. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the Company's products to their customers. In addition, the company offers its domestic distributors product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory, which the Company believes is typical in the semiconductor industry. To date, product returns under this policy have not had a material effect on the Company's operating results.

   Outside of the United States, the Company's products are sold to direct international customers and 15 independent international sales representatives, which accounted for approximately 38%, 31% and 24% of the Company's net revenues in 1996, 1995 and 1994, respectively. International sales exclude shipments to Amtron. The Company expects international sales to continue to represent a significant portion of product sales. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, changes in legislation or regulations relating to the import or export of products, delays resulting from difficulty in obtaining export licenses for certain technology, trade barriers, tariff increases, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships. There can be no assurance that regulatory, geo-political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices of the Company's products in local currencies and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties to date in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

   A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several years. During 1996, 1995 and 1994, the Company's top ten customers, excluding domestic distributors, accounted for approximately 47%, 50% and 57% of net revenues, respectively. During 1996, 1995 and 1994, most of the Company's sales of HDD products were attributable to sales to two different key customers each year. The Company anticipates that it will continue to be dependent on a limited number of key customers for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. Furthermore, in view of the relatively short product life cycles in the computer network equipment and mass storage markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select circuits manufactured by one of the Company's competitors for inclusion in future product generations. The Company also is entirely dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

   A substantial majority of the Company's net revenues are derived from sales of products for computer networking and mass storage applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 57%, 47% and 41% of the Company's net revenues in 1996, 1995 and 1994, respectively. Sales of one of the Company's computer networking products represented 10%, 12% and 10% of the Company's net revenues during 1996, 1995 and 1994, respectively. The computer network equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in the last few years. Although the Company has expanded its product mix and customer base, the Company expects to increase its dependency on sales to network equipment manufacturers in 1997. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer network equipment market.

   Prior to 1993, a substantial majority of the Company's net revenues were from sales of HDD products. Sales of the Company's HDD products accounted for approximately 6%, 15%, 19%, 27%, 55% and 60% of net revenues in 1996, 1995, 1994, 1993, 1992 and 1991, respectively. In addition, a substantial majority of the Company's HDD product sales are derived from the sale of a limited number of products.

Backlog

   At December 31, 1996, the Company's backlog was approximately $14.9 million, compared to approximately $19.5 million at December 31, 1995. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

Technology

   The Company's new products are incorporated into a customer's products or systems at the design stage. However, design wins, which can often require significant expenditures by the Company without any assurance of success, often precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win, particularly with regard to application specific products, will result in significant future revenues.

   Design

   Micro Linear's proprietary technology depends on the advanced analog and mixed signal circuit design skills of its analog design engineers. The Company utilizes analog and mixed signal circuits and cell simulation for digital and analog circuit elements and extensive testing capabilities to assure functionality and performance of final products. The Company has assembled a team of highly skilled analog design engineers, with significant analog design experience who are supported by a team of systems applications engineers, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design. In addition, Micro Linear has developed simulation models that facilitate timely and predictable implementation of analog and mixed signal integrated circuits. As a result of performance demands and the complexity of analog circuits, the mixed signal design and development process is a multi-disciplinary effort, requiring substantial systems-level expertise, including knowledge of particular formats, standards and architectural constraints associated with a variety of targeted end-user applications. The Company also utilizes standard electronic design automation software to perform the schematic capture, simulation, design rule checks and layout verification of its circuit.

   Process

   The Company seeks to employ the most appropriate process technology for a given application. The Company's process technologies include Bipolar, CMOS and BiCMOS processes.

   Bipolar. The Company's Bipolar products generally utilize Micro Linear's proprietary tile array design methodology which was developed to enhance time to market for application specific standard and semi-standard products. The Company's tile array circuits are arrays of component tiles of varying complexity which are prefabricated for specific market applications. Tile array designs, along with sophisticated computer-aided design (CAD) tools which simulate expected performance, allow short prototyping schedules for the high volume production of low cost, application specific products. The base-layers on a tile array Bipolar wafer are processed by the subcontracted foundries, producing a base tile array which contains a collection of transistors, diodes and passive components, such as resistors and capacitors. The final steps in the Company's Bipolar product manufacturing process are primarily performed in the Company's back-end manufacturing facility. These final steps consist of defining the two layers of metal interconnect and a protective layer of silicon dioxide. When the interconnecting layers are defined the wafer is unique to an end product. The Company inventories base wafers and determines the end product by defining the metal interconnect in-house, thereby substantially reducing the development time for new products, as well as the response time for orders on Bipolar products which are in production. Wafers for certain high volume products are fabricated completely by subcontracted foundries.

   The Company uses its Bipolar technology for networking, mass storage and power management applications such as networking quantizer and transceivers, mass storage servo and motor control circuits, switched-mode power management circuits and DC to DC converters to manage battery power. Bipolar process technology offers certain advantages for many circuit implementation techniques as compared to CMOS, such as lower noise, higher frequency, higher precision and higher speed for given line widths.

   CMOS. The Company's CMOS devices are based either on standard cells or full custom circuits and are used in applications, such as telecommunications, data communications and data conversion circuits, which require minimal power consumption and increased density. CMOS technology permits the design of circuits with lower power dissipation and a higher level of digital integration than Bipolar circuits.

   BiCMOS. The Company's BiCMOS processes combine the low power dissipation capabilities of CMOS, and the high performance capabilities of Bipolar. As a result, BiCMOS processes allow the design of circuits with lower power dissipation than CMOS or Bipolar devices. The feature size of these processes allows for significantly increased density of the logic functions that are necessary for advanced levels of mixed signal integration. The Company believes that these technologies represent the core of the Company's future product offerings and are critical to its ability to continue to develop innovative, highly complex, high performance mixed signal products that reduce the costs of its customers' systems due to the increased functional density of the Company's products.

   In addition to the high volume 5 volt BiCMOS process, the Company is also utilizing a 15 volt BiCMOS process primarily for power management products and motor controllers. Initial designs have been completed on a .8 micron BiCMOS process that will enable higher performance circuits with smaller feature sizes.

   The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to develop or obtain access to advanced wafer processing technologies as they become needed, or is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, if the Company is unable to transfer and install such new process technologies to one or more of its wafer foundries in a timely manner, its business and results of operations could be materially and adversely affected.

   The Company believes the successful introduction of new products using BiCMOS technology will be critical to its future success. There can be no assurance that the Company will be able to obtain alternative or more advanced process technologies in a timely manner. If such efforts prove unsuccessful, the Company's business and operating results would be materially and adversely affected.

   The Company expects future BiCMOS circuit designs to be developed on both application specific tile arrays and full custom layouts. The Company currently uses its BiCMOS technology for its local area network transceivers, video products, bus products, motor controllers, power supply controllers and for battery management circuits, although the Company's experience in selecting and designing BiCMOS circuits is recent. The ability of the Company to select and design BiCMOS products that satisfy particular market requirements, to succeed in having its BiCMOS products designed into its customers' electronic systems or to establish the Company as a preferred supplier of BiCMOS solutions within its targeted market areas is expected to have a material impact on the Company's operating results.

   The Company's success also depends upon its ability to develop new analog and mixed signal circuits for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into new product generations of leading systems manufacturers. The development of these new circuits is highly complex and from time to time the Company has experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achieving acceptable manufacturing yields and market acceptance of the Company's and its customers' products. There can be no assurance that the Company will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely manner or that such products will achieve market acceptance. In addition, there can be no assurance that the electronic systems manufactured by the Company's customers will be introduced in a timely manner or that such systems will achieve market acceptance. The Company's failure to develop and introduce new products successfully would materially and adversely affect its business and operating results. In particular, there can be no assurance that the Company will succeed in developing innovative BiCMOS circuits in a timely manner, that its BiCMOS circuits will be designed into the electronic systems of current or prospective customers or that Micro Linear will be able to firmly establish itself as a supplier of BiCMOS solutions within its targeted market applications. Micro Linear's inability to introduce BiCMOS products in a timely manner or to obtain market acceptance of such BiCMOS products would materially and adversely affect the Company's business and operating results.

Manufacturing

   The Company believes that utilizing outside foundries to meet wafer supply requirements enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. The Company currently intends to continue to utilize its outside foundries for all of its wafer requirements. In particular, a substantial portion of the Company's Bipolar wafers are manufactured by one foundry in Japan and a substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times adversely affected the Company's operating results. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company's dependence on a Taiwanese foundry for supply of BiCMOS wafers subjects the Company to risks associated with political instability in that region.

   All of the Company's foundries manufacture wafers utilizing the Company's proprietary processes, except for two foundries which manufacture wafers for the Company utilizing each foundry's proprietary high voltage BiCMOS process. Although the Company is in the process of implementing each of its processes at more than one foundry in order to obtain multiple sources of supply for each of its products, to date, the Company has not developed multiple sources of wafer supply for all of its products. Multiple foundry sources for most of its products increase the Company's ability to supply its customers with those products and reduce the Company's dependency on any single foundry and any single circuit or chipset. In the event the Company is unable to implement each of its processes at more than one foundry or in the event it is unable to manufacture one or more products at multiple foundries, the Company may be more likely to experience a shortage of wafer supply for certain products which could have a material adverse affect on the Company's operating results.

   The Company purchases its wafers from outside foundries pursuant to purchase orders and generally does not have a guaranteed level of wafer capacity at such foundries. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to Micro Linear on short notice. Accordingly, there is no assurance that the Company's foundries will allocate sufficient wafer capacity to Micro Linear to satisfy the Company's requirements. In addition, the Company has been, and expects to be in the future, particularly dependent upon a limited number of its foundries for its wafer requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of the Company's products. There can be no assurance that material disruptions in supply, which have occurred periodically in the past, will not occur in the future. Any such disruption could have a material adverse effect on the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

   The Company has granted nontransferable, limited process licenses to each of its foundries to utilize the Company's processes to manufacture and sell wafers to other foundry customers. Although the Company seeks to protect its proprietary technology, particularly its design methodology, there can be no assurance that certain of the Company's foundries will not attempt to reverse engineer the Company's products and manufacture and sell products which compete with those manufactured and sold by the Company.


   The Company has a production staff in place to support its outside foundries in order to ensure design and process compatibility, product quality and
reliability.   Most  of  the  Bipolar  wafers   purchased  by  the  Company  are
substantially completed, other than the addition of the final metal interconnections which the Company completes at its San Jose, California facility. This approach allows the Company to produce finished tile array-based standard and semi-standard products rapidly from its inventory of partially completed Bipolar base arrays. Some of the high volume Bipolar wafers are completely processed at certain foundries. The Company also applies a tile array approach to certain of its BiCMOS products. Such BiCMOS products are inventoried and later completed at the foundry. The Company purchases completely finished CMOS, BiCMOS and a limited number of Bipolar wafers to which it adds no additional process steps, other than incoming wafer quality tests and specific electrical product testing prior to assembly.

   Each die on all of the Company's wafers is electrically tested for performance compliance and the wafers are subsequently sent to subcontractors for assembly. After acceptance tests are performed on substantially completed Bipolar wafers, the Company adds the final metal interconnections. Subsequently, each die on the Company's Bipolar wafers is then electrically tested for performance compliance. During the assembly process, the wafers are separated into individual devices which are then placed in packages. Following assembly, the packaged units are returned to the Company for final testing and final inspection prior to shipment to customers. Extensive electrical testing is individually performed on all circuits at the Company's facilities, using advanced automated test equipment capable of high volume production to ensure that the circuits satisfy specified performance levels. From time to time, the Company has experienced difficulty in expeditiously completing testing of its products. If such problems are encountered in the future, shipments to customers could be delayed.

   The manufacture of integrated circuits is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. At various times in the past, the Company has experienced lower than anticipated yields that have adversely affected production and, consequently, operating results. The manufacturing processes utilized by the Company are continuously being improved in an effort to increase yield and product performance. Process changes can result in interruptions in production or significantly reduced yields. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that the Company will not experience irregularities, adverse yield fluctuations or other manufacturing problems in its manufacturing processes, any of which could result in production interruption or delivery delays and materially and adversely affect the Company's business and results of operations. Although the Company currently operates a small back-end manufacturing facility which performs limited wafer fabrication functions to certain of the Company's Bipolar circuits, the Company currently intends to continue to rely exclusively upon its outside foundries for its wafer fabrication requirements.

Research and Development

   Micro Linear believes that it is essential to define, design, develop and introduce new products offering technological innovations in order to take advantage of market opportunities and to compete successfully. The Company is currently engaged in the development of new standard and semi-standard products for a broad range of customer applications in the communications, computer and industrial markets. The Company's product development strategy is focused on highly integrated products providing increased levels of performance and functionality offering higher frequency, higher or lower voltage, lower power and smaller size. The Company's development efforts are focused on the design of products based on its own manufacturing and certain foundry proprietary processes. To develop value-added mixed signal products for specific market categories, the Company must continue to obtain and develop extensive knowledge regarding its customers' systems. This "systems knowledge" is acquired through technical interactions with the Company's customers and potential customers in its targeted market categories. To this end, the Company has assembled a team of experienced analog engineers in a variety of disciplines, including design, systems, product, test, applications and marketing. The Company's engineers are continually working to upgrade the Company's design methodology and process technologies, and to investigate and develop with its foundry partners new technologies for new generations of products.

The Company's design engineers are organized into five design groups consisting of a total of approximately 35 research and development design engineers, supported by approximately 31 additional technical professionals in research, development and manufacturing engineering. In 1996, 1995 and 1994, the Company spent approximately $11.2 million, $10.1 million and $9.2 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Competition

   The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition in many markets. The analog and mixed signal segment of the semiconductor industry is also highly competitive, and many major semiconductor companies presently compete or could compete in one or more segments of the Company's target markets. Most of the Company's current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, many of the Company's competitors maintain their own wafer fabrication facilities, which the Company considers to be a competitive advantage. The Company's competitors vary in each product area. Its principal competitors in data communications are National Semiconductor Corporation ("NSC") and Level One Corporation. In the mass storage product area, the Company competes principally with SGS and Silicon Systems, Inc. (a subsidiary of Texas Instruments Incorporated). In the power management products area, the principal competitors are Linear Technology Corporation, Maxim Integrated Products and Unitrode Semiconductor. The Company also competes with manufacturers of discrete analog components, particularly for power management applications within the industrial market. As the Company attempts to expand its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies, particularly Japanese companies, have not traditionally focused on the high performance analog and mixed signal markets, they have the financial and technical resources to participate effectively in these markets, and there can be no assurance that they will not do so in the future. Because the Company does not currently manufacture its own semiconductor wafers, it is also vulnerable to process technology advances utilized by competitors to manufacture products offering higher performance and lower cost. Accordingly, the Company believes it is disadvantaged in comparison to larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities. In addition, the Company's products are generally sole sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products. There can be no assurance that the Company will compete successfully with new or existing competitors in the future.

   The Company believes that its ability to compete successfully depends on a number of factors, including breadth of product line, the ability to introduce innovative products rapidly, access to advanced process technologies at competitive prices, product functionality and performance, successful and timely product development, price, adequate foundry capacity, manufacturing yields, efficiency of production, delivery capability, customer support and protection of the Company's intellectual property. The Company believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors than price in its target markets because the Company competes primarily at the stage that system manufacturers design integrated circuits into their electronic systems. At the design-in stage, there is less price competition, particularly where there is only one source of an application specific product. The Company believes that, by virtue of its analog and mixed signal expertise and rigorous design methodology, it competes favorably in the areas of rapid introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities. As the Company expands its product lines, it expects competition to increase. As a result of the foregoing or other factors, there can be no assurance that the Company will be able to compete successfully in the future.

Patents and Licenses

   The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. To that end, the Company has obtained certain patents and intends to continue to seek patents on its inventions when appropriate. Specifically, the U.S. Patent and Trademark Office has issued fourteen patents to the Company. The Company intends to continue to seek patents on its products, as appropriate, and currently has submitted applications for twenty five more U.S. patents with an additional four patents in process. The Company believes that although these patents may have value, given the rapidly changing nature of the semiconductor industry, the Company depends primarily on the technical competence and creativity of its technical work force.

   The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive and there can be no assurance that patents, or any new patents that may be issued, will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents, maskwork rights, or copyrights on certain of the Company's products and technologies. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on the financial results of the Company. Although the Company is presently involved in litigation that should not have an impact, a third party could make a valid claim and if a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

   The Company has not granted license rights to third parties to manufacture and sell any of its products, except a limited right to one foundry with respect to two second source products. Royalties under this license have been immaterial. The Company has no current plans to grant product licenses with respect to any other products; however, the Company may find it necessary to enter into product licenses in the future in order, among other things, to secure foundry capacity. The Company has granted nontransferable, limited process licenses to each of its foundries to utilize the Company's proprietary processes to manufacture and sell wafers to other foundries.

Employees

   As of December 31, 1996, the Company had 251 full-time employees, 125 of whom were engaged in manufacturing (including test development, quality and materials functions), 66 in research and development, 42 in marketing, applications and sales, and 18 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, particularly experienced mixed signal circuit designers and systems application engineers. The competition for such employees is very intense. The Company has from time to time lost key analog designers, executive officers and other personnel to start-up or to established companies. The loss of the services of one of the Company's design engineers, executive officers or other key personnel, or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel, could have a material adverse affect on the Company.

Executive Officers

    The executive officers the Company are as follows:


             Name                Age                                  Position
Arthur B. Stabenow..............58     Chairman of the Board, Chief Executive Officer and President
Robert Whelton..................57     Executive Vice President
Carlos A. Laber.................45     Vice President, Engineering
Chris A. Ladas..................51     Vice President, Operations
Martin Levy.....................44     Vice President, Sales
Ray A. Reed.....................52     Vice President, Business Development
J. Philip Russell...............57     Vice President, Finance and Administration and Chief Financial Officer
Paul E. Standish................54     Vice President, Marketing and Applications

     Mr. Stabenow has served as the Chief Executive Officer and a director of the Company since April 1986, and has served as Chairman of the Board since August 1989. Mr. Stabenow also served as President of the Company from April 1986 to January 1996 and since April 1996. Mr. Stabenow has over 30 years of experience in the semiconductor industry. From January 1979 to March 1986, Mr. Stabenow was employed as a Vice President and General Manager at NSC. Mr. Stabenow received his M.B.A. degree at the University of New Haven.

     Mr. Whelton joined the Company in October 1996 as Executive Vice President. From 1985 to September 1996, Mr. Whelton held several executive positions with NSC including Vice President and General Manager of their Analog Products Division in Sunnyvale, California. From 1980 to 1985, Mr. Whelton worked at Intel Corporation in several key management positions. Mr. Whelton received his M.S. degree in Electrical Engineering from Santa Clara University and his B.S. in Electrical Engineering from UC Berkeley.

   Mr. Laber was promoted to Vice President, Engineering in December 1995 and prior to this time, he has served as Director of Engineering of the Company since January 1984. Prior to joining the Company, Mr. Laber was employed at NSC for 3 years as a Senior Staff Design Engineer, and at Intel Corporation for 3 years as a Design Engineer. Mr. Laber received his MSEE from the University of Minnesota.

     Mr. Ladas joined the Company in January 1996 as Vice President, Operations. From January 1987 to December 1995, Mr. Ladas held several executive positions with NSC including Managing Director of Operations in Greenock, Scotland. From March 1983 to December 1986, Mr. Ladas worked at Fairchild Semiconductor as Research and Development Manager. Mr. Ladas received his B.S. degree in Chemistry from Arizona State University.

     Mr. Levy joined the Company in February 1994 as Vice President, Sales. From June 1993, until joining the Company, Mr. Levy was employed at Lattice Semiconductor Corporation as area sales manager. From July 1992 until June 1993, Mr. Levy was employed at Novell Multimedia Inc. (formerly Fluent Incorporated), a multimedia software company, as director of western operations. From February 1990 to July 1992, he was employed at Weitek, an integrated circuits company, as area sales manager, and from December 1988 to February 1990, Mr. Levy was employed at Phoenix Technologies, an operating systems software company, as a district sales manager. Mr. Levy received his B.A. degree in Communications from Brooklyn College and holds an M.B.A. degree from the University of Phoenix.

     Mr. Reed joined the Company in January 1996 as Vice President, Business Development. From November 1993 to December 1995, Mr. Reed was a technical consultant to the semiconductor industry, accepting strategic assignments regarding product positioning and technical product content. From June 1979 to July 1993, Mr. Reed worked at NSC as Director of Telecommunications Products. Mr. Reed received his M.S.E.E. from the University of Michigan and his B.S.E.E. for the University of Arizona.

     Mr. Russell joined the Company in May 1992 as Vice President, Finance and Administration, Chief Financial Officer and Treasurer. Mr. Russell was an independent financial consultant from November 1990 to May 1992. From 1980 to 1990, Mr. Russell was employed at NSC, most recently as Vice President and Controller. Mr. Russell has also been employed by Fairchild Camera and Instrument, a semiconductor company, and KPMG Peat Marwick. Mr. Russell is a Certified Public Accountant and holds a B.S. degree in accounting from San Jose State University.

     Mr. Standish joined the Company in 1990 and has served as Vice President, Marketing and Applications since October 1991. Prior to joining the Company, Mr. Standish was employed at NSC for 17 years in various marketing and applications positions, including Director of Analog Product Marketing. Mr. Standish holds a B.S.E.E. degree from the University of Michigan.

   Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

Item 2.  Properties

   The Company's executive offices and manufacturing facilities, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet. This property was acquired by the Company in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in October 1994 with a $3.4 million note payable over five years with principal amortized on a fourteen year basis. The Company leases sales offices in the metropolitan areas of Boston and Chicago. Micro Linear believes that its existing facilities are adequate to meet its facilities requirements during the near term.

   Certain of the Company's wafer suppliers and assembly contractors are subject to a variety of U.S. and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing process. The failure by the Company's suppliers or subcontractors to comply with present or future environmental regulations could result in fines, suspension of production or cessation of operations. Such regulations could also require the Company's suppliers or subcontractors to acquire equipment or to incur other substantial expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company's suppliers or subcontractors, product costs could significantly increase, thus materially and adversely affecting the Company's results of operations. Additionally, the Company is subject to a variety of governmental regulations relating to its operations, such as environmental, labor and export control regulations. While the Company believes it has obtained all permits necessary to conduct its business, the failure to comply with present and future regulations could result in fines being imposed on the Company or suspension or cessation of operations. Any failure by the Company or its suppliers or subcontractors to control the use of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities, and could have a material adverse effect on the Company's business and operating results.

Item 3.  Legal Proceedings

   In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

                                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   The Company effected the initial public offering of its Common Stock on October 13, 1994, at a price to the public of $8.50 per share. The following table sets forth the high and low prices of the Company's Common Stock as quoted in the NASDAQ National Market for the periods indicated. As of February 23, 1997, there were approximately 565 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the NASDAQ National Market under the Symbol "MLIN."

                               Common Stock Prices


                                                            High        Low
Quarter ended December 31, 1996...........................  $8 1/4    $6 1/8
Quarter ended September 29, 1996..........................  $9 3/4    $5 5/8
Quarter ended June 30, 1996............................... $12 5/8    $7 1/2
Quarter ended March 31, 1996.............................. $11 7/16   $7 5/16

Quarter ended December 31, 1995........................... $16 1/8    $9 1/8
Quarter ended October 1, 1995............................. $18 5/8   $15
Quarter ended July 2, 1995................................ $16 3/4   $ 9 1/8
Quarter ended April 2, 1995............................... $11 7/8   $ 7 7/8

Quarter ended December 31, 1994 (from October 13, 1994)...  $9 5/16   $6 7/8

   The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

   The following selected financial data for the five-year period ended December
31, 1996, should be read in conjunction with the Company's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in Item 7 of this report.


                                                                       December 31,
                                                 1996         1995         1994         1993        1992
                                             ----------    ---------    ---------    --------    -------
                                             (In thousands, except per share data)
Statement of Operations Data:
  Net revenues..........................       $54,057       $57,384      $41,721     $33,558     $37,398
  Gross margin..........................       $32,152       $31,657      $20,742     $14,962     $17,004
  Income from operations................        $9,390       $11,824       $3,208        $545      $3,773
  Net income............................        $6,703       $10,536       $2,880         $43      $3,246
  Net income per share..................         $0.51         $0.77        $0.25        $-         $0.26
Shares used in per share calculations...        13,241        13,644       11,660      11,294      12,548


                                                                                  December 31,
                                                1996          1995         1994         1993        1992
                                             ---------     ---------    ---------    --------    -------
                                             (In thousands)
Balance Sheet Data:
  Working capital.......................       $38,796       $41,321      $31,765     $14,489     $23,724
  Total assets..........................       $69,032       $67,971      $53,584     $41,631     $48,433
  Long-term obligations, less current
     portion............................        $2,972        $3,181       $3,738      $1,645      $8,474
  Stockholders' equity..................       $58,269       $55,847      $42,412     $28,950     $33,615

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth below and elsewhere in this Form 10-K.

Results of Operations

   Overview

   Micro Linear Corporation was founded in 1983. From its formation through 1990, the Company focused initially on application specific integrated circuits for particular customers and, subsequently, on application specific standard products, principally for the hard disk drive (HDD) industry. Commencing in 1991, the Company implemented a fundamental change in its business strategy to expand the markets and applications for its products and to lessen its dependence on the HDD industry. This strategy included an extensive new product design and development program, and substantial changes to its sales and distribution channels in addition to the hiring of factory applications engineers and additional sales and support personnel. As a result of its diversification efforts, the Company substantially reduced its dependence on the HDD industry, with HDD product sales accounting for approximately 6% of net revenues for 1996 compared to 81% of net revenues for 1990. The Company currently expects net revenue from HDD products to represent less than 10% of future revenues. Micro Linear currently serves the communications, industrial and computer markets with a broad range of standard products for a variety of applications, including local area networks, mass storage, video, telecommunications, power management, battery management, motor control and data conversion. The Company utilizes three principal process technologies, Bipolar, CMOS and BiCMOS, and has released approximately 100 new products since January 1, 1992.

   The Company's operating results are subject to quarterly and other fluctuations which may result from the timing and extent of process development costs, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, and competitive pricing pressures. Other factors which may result in operating fluctuations are the Company's ability to access advanced process technologies, the ability to introduce new products on a timely basis, market acceptance of the Company's and its customers' products, the timing of new product announcements and cyclical semiconductor industry conditions. Moreover, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

Annual Results of Operations

   The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                                                            Year Ended December 31,
                                                                           1996       1995       1994
                                                                          ------     ------     ------
     Net revenues...................................................      100.0%     100.0%     100.0%
     Cost of revenues...............................................       40.5       44.8       50.3
                                                                          ------     ------     ------
       Gross margin.................................................       59.5       55.2       49.7
     Operating expenses:
       Research and development.....................................       20.6       17.6       22.0
       Selling, general and administrative..........................       21.5       17.0       20.0
                                                                          ------     ------     ------
               Total operating expenses.............................       42.1       34.6       42.0
                                                                          ------     ------     ------
     Income from operations.........................................       17.4       20.6        7.7
     Interest income (expense), net.................................        2.0        2.1       (0.3)
                                                                          ------     ------     ------
     Income before provision for taxes..............................       19.4       22.7        7.4
     Provision for taxes on income..................................        7.0        4.3         0.5
                                                                          ------     ------     ------
     Net income.....................................................       12.4%      18.4%       6.9%
                                                                          ======     ======     ======

   Net Revenues

   Net revenues were $54.1 million for 1996, $57.4 million for 1995 and $41.7 million for 1994. Net revenues in 1996 decreased 6% over net revenues in 1995 and 1995 net revenues increased 38% over 1994. The decline in net revenues in 1996 compared to 1995 was due primarily to soft market conditions, particularly in the communications market. Also many of the Company's customers in the communications market in 1996 adjusted their inventories thereby temporarily reducing demand for the Company's networking products. Net revenues for 1996 compared to 1995 increased 12% in the communications market and decreased 22% in the industrial market and 32% in the computer market. Net revenues for 1995 compared to 1994 increased 41% in the communications market, 43% in the industrial market and 31% in the computer market. The computer market includes the HDD segment. Net revenues in this segment decreased 61% in absolute dollars in 1996 compared to 1995 and decreased to 6% of 1996 net revenues from 15% of net revenues in 1995 because certain of the Company's HDD applications reached the end of their product lives in December 1995. Although the Company received orders in 1996 for other HDD products, the net revenue from the sale of these products did not offset the decline in net revenues attributed to the HDD products that reached the end of their product lives in December 1995. The Company currently expects net revenue from HDD products to represent less than 10% of future revenues. The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a market slowdown.

   International revenues for 1996 totaled $20.3 million, or 38% of net revenues, as compared to $18.0 million, or 31% of net revenues, for 1995 and $9.8 million, or 24% of net revenues, for 1994. The increase in international revenues in 1996 compared to 1995 was due to the combination of stronger demand for the Company's products in Asia and Europe. International revenues in 1995 and 1994 exclude shipments to Amtron. A significant portion of Amtron's purchases were sold to Samsung Electronics and other Korean customers. There were no Samsung sales to Amtron in 1996, compared to 12% of net revenues in 1995 and 16% of net revenues in 1994. A majority of the shipments to Amtron are secured by irrevocable letters of credit.

   Domestic distributor revenues were approximately 17% for 1996, 1995 and 1994. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives.

   Gross Margin

   Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

   The Company's gross margin improved to 60% in 1996 from 55% in 1995 and 50% in 1994, primarily due to lower per unit manufacturing costs resulting from higher manufacturing utilization and a shift in product mix to higher margin products. The product mix in 1996 contained a greater percentage of sales to the relatively higher margin communications market segment compared to 1995 thereby contributing to a higher gross margin. The lower gross margin in 1994 was also in part due to lower levels of production.

   The Company's gross margins are adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse effect on gross margin in the future.

   The Company currently purchases its wafers from nine wafer suppliers, one of which was added in the first quarter of 1996. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its Bi CMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing  for  this  foundry  is  adjusted  every 6  months,  either  up or down, depending on the movement of the yen. The Company does not expect to be significantly impacted by this pricing agreement, however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant swings in currency will not have a material adverse effect on gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.

   Research and Development Expenses

   Research and development expenses include costs associated with the definition, design and development of standard and semi-standard products, tile arrays and standard cells. In addition, research and development expenses include test development and prototype assembly costs associated with new product development. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests. The Company believes that the development and introduction of new products is critical to its future success. Research and development expenses such as mask and silicon costs that are related to the development of new products can fluctuate from quarter to quarter due to the timing of the product design process.


   Research and development expenses were $11.2 million for 1996, or 21% of net revenues, compared to $10.1 million, or 18% of net revenues, in 1995 and $9.2 million, or 22% of net revenues, in 1994. The increase in research and development in absolute dollars in 1996 compared to 1995 is primarily attributable to higher prototype product costs associated with new product development. The increase in research and development in absolute dollars over the last three years is attributable primarily to increased staffing, higher compensation and benefits to existing engineering personnel, increased prototype and mask costs and depreciation. Research and development costs in 1994 included approximately $500,000 of costs associated with new product mask sets based upon the Company's newly installed BiCMOS process. In the fourth quarter of 1996, the Company announced its intention to establish a design center in Cambridge, England. The first managing director for the Cambridge location was hired in December 1996 and the Company expects to add additional design engineers in Cambridge throughout 1997. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars.

   Selling, General and Administrative

   Selling, general and administrative expenses were $11.6 million for 1996, or 22% of net revenues, compared to $9.7 million, or 17% of net revenues, in 1995 and $8.3 million, or 20% of net revenues, in 1994. The increase in absolute dollars in 1996 compared to 1995 is generally attributable to an increase in higher staffing levels, travel costs and higher legal fees associated with a litigation matter. The increases in absolute dollars in 1995 compared to 1994 is generally attributable to an increase in sales commissions due to higher net revenues, higher staffing levels, increased travel for sales personnel, increased advertising and increased director's and officer's liability insurance costs. The Company expects additional spending increases in absolute dollars in selling, general and administrative expenses in the future.

   Interest and Other Income and Interest Expense

   Interest and other income was $1.4 million for 1996, $1.6 million for 1995 and $.7 million for 1994. The decrease in 1996 over 1995 can be attributed to lower cash balances and lower interest rates. The increases in 1995 over 1994 and 1994 over 1993 were due to higher average cash balances and higher interest rates. Interest income is affected by changes in the Company's cash balance as well as the prevailing interest rates. Interest expense was $.3 million for 1996, $.4 million for 1995 and $.8 million for 1994. The interest expense decreases are principally due to an overall reduction in outstanding indebtedness and the refinancing of outstanding obligations at lower interest rates.

   Provision for Income Taxes

   The Company's effective tax rate for 1996 was 36% compared to 19% for 1995 and 7% for 1994. The effective tax rate for 1996 differs from the statutory income tax rate primarily due to state income taxes, net of federal research credits. The effective tax rates for 1995 and 1994 differ from the statutory income tax rate primarily as a result of utilization of net operating loss and tax credit carryforwards and adjustments of the valuation allowance for deferred tax assets. The higher effective tax rate in 1996 was due principally to a higher federal tax rate as a result of the full utilization of all remaining net operating loss and tax credit carryforwards in fiscal 1995.

Liquidity and Capital Resources

   Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $8.0 million of net cash during 1996, an decrease of $2.4 million over 1995. The decrease in 1996 is primarily attributable to lower net income. Lower trade receivables were offset by increased inventory levels and deferred tax assets.

   Cash used in investing activities for 1996 is attributable to capital expenditures of $8.2 million and the net purchase of short-term investments of $5.5 million.

   Financing activities for 1996 consist primarily of the repurchase of the Company's common stock for $5.7 million. In January 1996, the Board of Directors approved a stock repurchase program in which up to $3 million of the Company's Common Stock would be purchased by the Company on the open market from time to time, depending upon market conditions, share price and other factors. In July 1996, the Board of Directors approved an additional $2.7 million to be used for the stock repurchase program. In December 1996, the Board of Directors approved an additional $2.6 million to be used for the stock repurchase program. As of December 31, 1996, the Company had repurchased a total of 756,000 shares of its Common Stock for $5.7 million. Subsequent to year end, the Company repurchased a total of 100,000 shares of its Common Stock for $1.2 million as of February 23, 1997. The Company also generated $1.0 million of proceeds from common stock issued under employee stock option and purchase plans.

   Working capital amounted to $38.8 million as of December 31, 1996 and includes cash and cash equivalents of $4.4 million and short-term investments of $20.8 million.

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

Other Factors Affecting Future Operating Results

   The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, there can be no assurance that the average selling prices of the Company's products will not be subject to significant pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business.

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

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements


                                                                                                               Page
Report of Ernst & Young LLP, Independent Auditors.........................................................      26
Consolidated Balance Sheets as of December 31, 1996 and 1995..............................................      27
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994....................      28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994......      29
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994................      30
Notes to Consolidated Financial Statements................................................................      31

                            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Micro Linear Corporation

   We have audited the accompanying consolidated balance sheets of Micro Linear Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Linear Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP


San Jose, California
January 20, 1997

                                         MICRO LINEAR CORPORATION

                                       CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)


                                                                                         December 31,
                                                                                       1996       1995
Assets
Current assets:
  Cash and cash equivalents...................................................        $4,385      $4,175
  Short-term investments......................................................        20,798      26,299
  Accounts receivable, net of allowance for doubtful accounts of $243 and
     $240 at December 31, 1996 and 1995, respectively.........................         4,372       6,571
  Inventories.................................................................        10,456       8,986
  Deferred tax assets.........................................................         4,499       3,452
  Other current assets........................................................         2,077         781
                                                                                     -------     -------
     Total current assets.....................................................        46,587      50,264
Property, plant and equipment.................................................        38,095      36,276
Less accumulated depreciation and amortization................................        16,441      19,470
                                                                                     -------     -------
Net property, plant and equipment.............................................        21,654      16,806
Other assets..................................................................           791         901
                                                                                     -------     -------
          Total assets........................................................       $69,032     $67,971
                                                                                     =======     =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................        $2,732      $3,576
  Accrued compensation and benefits...........................................         1,402       1,382
  Deferred income on shipments to distributors................................         1,270       1,517
  Accrued commissions.........................................................           555         570
  Other accrued liabilities...................................................         1,623       1,363
  Current obligations under capital leases....................................            -           68
  Current portion of long-term debt...........................................           209         467
                                                                                     -------     -------
     Total current liabilities................................................         7,791       8,943
Long-term debt................................................................         2,972       3,181

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value
     Authorized shares 5,000,000
       None issued............................................................            --          --
  Common stock, $.001 par value
     Authorized shares 30,000,000
       Issued shares 12,810,080 and 12,455,519 at
         December 31, 1996 and 1995, respectively
       Outstanding shares 12,054,080 and 12,455,519 at
         December 31, 1996 and 1995, respectively.............................            13          12
  Additional paid-in capital..................................................        50,501      49,103
  Retained earnings...........................................................        13,435       6,732
  Treasury stock, 756,000 shares at cost at December 31, 1996.................        (5,680)       -
                                                                                     -------     -------
     Total stockholders' equity...............................................        58,269      55,847
                                                                                     -------     -------
          Total liabilities and stockholders' equity..........................       $69,032     $67,971
                                                                                     =======     =======

                                         See accompanying notes.

                                         MICRO LINEAR CORPORATION

                                    CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share amounts)


                                                                           Years Ended December 31,
                                                                         1996         1995          1994
                                                                        ------        ------       ------
Net revenues.....................................................      $54,057       $57,384      $41,721
Cost of revenues.................................................       21,905        25,727       20,979
                                                                        ------        ------       ------
  Gross margin...................................................       32,152        31,657       20,742
Operating expenses:
  Research and development.......................................       11,157        10,119        9,207
  Selling, general and administrative............................       11,605         9,714        8,327
                                                                        ------        ------       ------
                                                                        22,762        19,833       17,534
                                                                        ------        ------       ------
  Income from operations.........................................        9,390        11,824        3,208
Interest and other income........................................        1,392         1,609          699
Interest expense.................................................         (308)         (426)        (810)
                                                                        -------       -------      -------
  Income before provision for taxes..............................       10,474        13,007        3,097
Provision for taxes..............................................        3,771         2,471          217
                                                                        ------       -------       ------
  Net income.....................................................       $6,703       $10,536       $2,880
                                                                        ======       =======       ======

Income per share:
  Net income.....................................................        $0.51         $0.77        $0.25
                                                                        ======        ======       ======
Shares used in computing per share amounts.......................       13,241        13,644       11,660
                                                                        ======        ======       ======







                                         See accompanying notes.

                                         MICRO LINEAR CORPORATION

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (In thousands, except share amounts)




                                                                                    Retained
                                                                       Additional   Earnings   Stockholders'                Total
                              Preferred Stock        Common Stock       Paid-in   (Accumulated     Note      Treasury  Stockholders'
                             Shares     Amount     Shares     Amount    Capital     Deficit)    Receivable    Stock       Equity
Balance at December 31,     277,920      $--     5,131,919      $5     $36,479    $(6,684)      $(850)                 $28,950
1993......................
  Redemption of preferred   (28,684)      --          --        --     (2,868)         --          --             --    (2,868)
stock
  Exercise of stock
options
    and warrants..........      --        --     279,809        --        264          --          --                      264
  Sale of common stock to
    directors                   --        --      14,400        --         20          --          --             --        20
  Conversion of preferred
    stock to
    common stock..........  (249,236)     --     4,875,449       5         (5)         --          --             --        --
  Issuance of common
    stock, net of
    issuance costs........      --        --     1,650,000       2     12,262          --          --             --    12,264
  Conversion of accrued
    interest on
    stockholders' notes         --        --          --        --         --          --         (41)            --       (41)
    to principal
  Repayment of
    stockholders' notes
    receivable............      --        --          --        --         --          --         891             --       891
  Amortization of deferred
  compensation............      --        --          --        --         52          --          --             --        52
  Net income..............      --        --          --        --         --       2,880          --             --     2,880
                               ---       ---     ----------    ---     ------     -------         ---            ---    ------
Balance at December 31,         --        --     11,951,577     12     46,204      (3,804)         --             --    42,412
1994......................
  Exercise of stock
options
    and warrants..........      --        --     401,764        --        563          --          --             --       563
  Shares purchased under
    employee
    stock purchase plan...      --        --     102,178        --        805          --          --             --       805
  Tax benefit of options        --        --          --        --      1,450          --          --             --     1,450
exercised
  Amortization of deferred
    compensation..........      --        --          --        --         81          --          --             --        81
  Net income..............      --        --          --        --         --      10,536          --             --    10,536
                               ---       ---     ----------    ---     ------      ------         ---        -------   -------
Balance at December 31,         --        --     12,455,519     12     49,103       6,732          --             --   $55,847
1995......................
  Exercise of stock
options
    and warrants..........      --        --     253,505         1        384          --          --             --       385
  Shares purchased under
employee
    stock purchase plan...      --        --     101,056        --        659          --          --             --       659
  Tax benefit of options        --        --          --        --        274          --          --             --       274
exercised
  Amortization of deferred
    compensation..........      --        --          --        --         81          --          --             --        81
  Purchase of treasury          --        --     (756,000)      --         --          --          --         (5,680)   (5,680)
stock.....................
  Net income..............      --        --          --        --         --       6,703          --             --     6,703
                               ---       ---     ----------    ---     -------    -------         ---        --------  -------
Balance at December 31,         --       $--     12,054,080    $13     $50,501    $13,435         $--        ($5,680)  $58,269
                               ===       ===     ==========    ===     =======    =======         ===        ========  =======
1996......................





                                         See accompanying notes.

                                         MICRO LINEAR CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                                                                 Years Ended December 31,
                                                                                ----------------------------
                                                                                  1996     1995      1994
                                                                                -------   -------   -------
Cash flow from operating activities:
    Net income.........................................................          $6,703   $10,536    $2,880
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization....................................           3,316     3,331     3,532
      Tax effect from employee stock plans.............................             274     1,450        --
      Gain on sale or retirement of fixed assets.......................              -        -         (28)
      Amortization of deferred compensation............................              81        81        52
    Changes in assets and liabilities:
      Accounts receivable..............................................           2,199    (1,574)      467
      Inventories......................................................          (1,470)   (2,709)        9
      Other current assets and other assets............................          (2,233)   (2,779)     (287)
      Accounts payable.................................................            (844)      860       998
      Accrued payroll, accrued commissions and other liabilities.......             265       745       640
      Deferred income on shipment to distributors......................            (247)      545       476
                                                                                -------   --------  -------
        Total adjustments. ............................................           1,341       (50)    5,859
                                                                                -------   -------   -------
        Net cash provided by operating activities......................           8,044    10,486     8,739
Investing activities:
    Capital expenditures...............................................          (8,164)   (6,785)   (1,828)
    Purchases of short-term investments................................         (25,836)  (39,023)   (6,822)
    Sales and maturities of short-term investments.....................          31,337    16,111     7,370
                                                                                -------   -------   -------
        Net cash provided by (used in) investing activities............          (2,663)  (29,697)   (1,280)
Financing activities:
    Principal payments under capital lease obligations and debt........            (535)   (1,198)   (7,023)
    Proceeds from debt refinancing.....................................              --        --     3,400
    Proceeds from issuance of common stock, net of repurchases.........           1,044     1,368    12,548
    Redemption of preferred stock......................................              --        --    (2,868)
    Repayment of stockholders' notes...................................              --        --       891
    Purchase of treasury stock of the Company..........................          (5,680)       --        --
                                                                                --------  -------   -------
        Net cash provided by (used in) financing activities............          (5,171)      170     6,948
                                                                                -------   -------   -------
    Net increase (decrease) in cash and cash equivalents...............             210   (19,041)   14,407
    Cash and cash equivalents at beginning of period...................           4,175    23,216     8,809
                                                                                -------   -------   -------
    Cash and cash equivalents at end of period.........................          $4,385    $4,175   $23,216
                                                                                =======   =======   =======
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest.........................................................         $   310   $   387      $742
      Income taxes.....................................................          $6,161    $3,810      $141

                                         See accompanying notes.


                            MICRO LINEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

   Organization

    Micro Linear Corporation (the "Company") was incorporated in California on January 17, 1983. The Board of Directors approved the reincorporation of the Company in Delaware, which was completed on October 6, 1994.

    The Company designs, develops, and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer, and industrial markets for sale primarily in North America, Asia and Europe.

   Basis of Presentation

   The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1996, 1995 and 1994 ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For ease of presentation, the accompanying financial statements have been shown as ending on December 31 of each respective year.

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

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Revenue Recognition and Deferred Income

   Revenue from product sales to customers other than sales to domestic distributors are recorded when products are shipped. Sales made to domestic distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors.

   Cash and Cash Equivalents

   Cash and cash equivalents consist of cash on deposit with banks and investments with original maturities at the date of acquisition of ninety days or less that have insignificant interest rate risk.

   Short-Term Investments

   The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities."

   The Company has classified all marketable equity securities and debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

   The  following  is a  summary  of  available-for-sale  securities  at  December  31,  1996 and 1995 (in thousands):


                                                                             1996             1995
                                                                             Cost             Cost
       U.S. government obligations...................................      $12,423           $18,959
       Commercial paper..............................................       10,734             7,795
                                                                           -------           -------
                                                                           $23,157           $26,754
                                                                           =======           =======

       Amounts included in short-term investments....................      $20,798           $26,299
       Amounts included in cash and cash equivalents.................        2,359               455
                                                                           -------           -------
                                                                           $23,157           $26,754
                                                                           =======           =======

   At December 31, 1996 and 1995, the estimated fair value approximated cost, and the amount of gross unrealized gains and gross unrealized losses were not significant. All available-for-sale securities mature in one year or less. There were no gross realized gains or losses for the years ended December 31, 1996 and 1995. Sales and maturities of short-term investments classified as available-for-sale securities for the year ended December 31, 1996 totaled $12,903,000 and $18,434,000, respectively. Sales and maturities of short-term investments classified as available-for-sale securities for the year ended December 31, 1995 totaled $1,945,000 and $14,166,000, respectively.

   Fair Value of Financial Instruments

   Fair value of cash and cash equivalents and short-term investments are approximated by purchase price due to the short period of time to maturity. Fair value of debt is based on pricing models or securities with similar terms and approximates fair value. Estimated fair value of financial instruments as of year end are as follows (in thousands):


                                                                           1996                           1995
                                                              -------------------------------    ------------------------
                                                                 Carrying      Estimated           Carrying   Estimated
                                                                  Amount       Fair Value           Amount    Fair Value
         Cash and cash equivalents..............................   $4,385         $4,385             $4,175       $4,175
         Short-term investments.................................  $20,798        $20,798            $26,299      $26,299
         Long-term debt.........................................   $2,972         $2,972             $3,716       $3,716

   Inventory

   Inventory is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market (estimated net realizable value).

    Inventories consist of the following (in thousands):


                                                                             December 31,
                                                                          1996          1995
                                                                        --------       ------
          Raw Materials..............................................   $ 1,688        $1,434
          Work-in-process............................................     6,398         3,926
          Finished Goods.............................................     2,370         3,626
                                                                        -------        ------
                                                                        $10,456        $8,986

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line basis over the estimated useful lives of the assets. The Company depreciates machinery and equipment over 5 years, buildings over 40 years, building improvements over 10 and 20 years, equipment purchased on lease termination and personal computers over 2 years. Assets under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the lease term.

    Property, plant and equipment consist of the following (in thousands):


                                                                                 December 31,
                                                                             1996          1995
                                                                          ---------      -------
            Land.......................................................     $2,850        $2,850
            Buildings and improvements.................................      9,345         9,012
            Machinery and equipment....................................     25,900        24,414
                                                                           ------        -------
                                                                           $38,095       $36,276

   The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Live Assets to be Disposed of," for its fiscal year ending December 31, 1996. The impact of the adoption did not have a material impact on the Company's financial statements.

   Net Income Per Share

   Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method).

   Concentrations of Credit Risk

   The Company primarily sells its products to original equipment manufacturers and distributors. The Company believes the concentrations of credit risk in its trade receivables with its customer base are mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant. The Company also has short-term cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.

   Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2.  Obligations Under Capital Leases

   The Company leased certain equipment under various capital lease agreements. All leases have been fully paid as of December 31, 1996.


3.  Long-term Debt

   In October 1994, the Company refinanced their existing note payable of $5,136,000 with a new note of $3,400,000 and paid the remaining indebtedness of $1,700,000 out of existing cash balances. The new note bears interest at 9.125% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. Approximately $3,124,000 and $3,263,000 were outstanding under the loan as of December 31, 1996 and December 31, 1995, respectively.

   The Company borrowed money pursuant to a promissory note that bears interest at 7.25% per annum and is secured by equipment purchased with proceeds from a previous loan. Monthly payments of approximately $29,000, including interest, are due through February 1997. As of December 31, 1996 and 1995, approximately $57,000 and $385,000, respectively, were outstanding under the loan.

   Maturities of long-term debt are as follows (in thousands):

                                                                                    As of
                                                                              December 31, 1996
         1997...............................................................        $209
         1998...............................................................         168
         1999...............................................................       2,804

4.  Commitments and Contingencies

   Legal Proceedings

   The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these actions when ultimately concluded will not have a material adverse effect on trends in results of operations or the financial condition of the Company. This conclusion is based upon current facts and circumstances, however, and it is possible that a change in the facts and circumstances relating to such legal proceedings and claims could result in a development that would have a material adverse effect on the results of operations or financial condition of the Company.

   The Company has various equipment operating leases. The Company's rental expenses under operating leases in the years ended December 31, 1996, 1995 and 1994 totaled approximately $122,000, $61,000 and $76,000, respectively. Future minimum lease payments for all leases are as follows (in thousands):

                            Fiscal Year
     1997.................................................           $107
     1998.................................................             90
     1999.................................................             72
     2000.................................................             63
     2001.................................................              6
                                                                     ----
     Total minimum lease payments                                    $338
                                                                     ====


5.  Stockholders' Equity

   Initial Public Offering

   In October 1994, the Company sold a total of 1,650,000 shares of common stock at $8.50 per share through its initial public offering. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $12,264,000. All preferred stock outstanding at the time of the initial public offering was converted to 4,875,449 shares of common stock.

   Stock Repurchase

    In January 1996, the Board of Directors approved a stock repurchase program in which up to $3 million of the Company's Common Stock would be purchased by the Company on the open market from time to time, depending upon market conditions, share price and other factors. In July 1996, the Board of Directors approved an additional $2.7 million to be used for the stock purchase program. In December 1996, the Board of Directors approved an additional $2.6 million to be used for the stock purchase program. As of December 31, 1996, the Company had repurchased a total of 756,000 shares of its Common Stock for $5.7 million. Subsequent to year end, the Company repurchased a total of 100,000 shares of its Common Stock for $1.2 million as of February 23, 1997.


   Preferred Stock

   The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares compromising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights, all without approval by the holders of common stock.

   Common Stock

   Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid.

   Prior to the adoption of its Director Stock Option Plan (see below) the Company offered to its non-employee directors the right to purchase 4,800 shares of common stock per year at the fair value on the date of the offer, as determined by the Board of Directors. Such offers vested at a rate of one-twelfth of the shares subject to the offer for each full month following the vesting commencement date, as determined by the Board of Directors, provided that the purchaser remained a member of the Board of Directors. As of December 31, 1996, offers to purchase 19,200 shares were outstanding and exercisable at prices ranging from $1.375 to $2.50 per share.

   Stock Option Plans

   The Company adopted the 1983 Incentive Stock Option Plan (the 1983 Plan), under which employees and consultants had been granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value at the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value at the date of grant, as determined by the Board of Directors. No stock options were granted with an exercise price at less than fair value on the date of grant. The 1983 Plan expired in March 1994. As of December 31, 1996, the Company has a total of 342,153 shares of common stock reserved for future issuance upon the exercise of stock options under the 1983 Plan.

   In August  1992,  the Company  adopted  the 1991 Stock  Option Plan (the 1991
Plan), under which employees and consultants may be granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value on the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value on the date of grant, as determined by the Board of Directors. To date, no stock options have been granted with an exercise price at less than the fair value on the date of grant. As of December 31, 1996, the Company has a total of 2,677,807 shares of common stock reserved for future issuance under the 1991 Plan.

   Under both the 1983 and 1991 plans, options are exercisable as determined by the Board of Directors on the date of grant. The Company's standard stock option agreements under the 1983 and 1991 plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of this plan provide that options expire up to a maximum of ten years from the date of grant.

    Information with respect to the employee 1983 and 1991 plans is summarized as follows:


                                                       Outstanding Options
                                  Available        Number             Price Per
                                  For Grant       of Shares             Share
Balance at December 31, 1993.       670,414       1,641,404        $0.25-$1.38
  Options authorized.........       300,000        --                  --
  Options granted............      (878,560)        878,560        $1.38-$8.56
  Options exercised..............        --        (275,786)       $1.38-$8.69
  Options canceled...............   287,525        (287,525)       $0.25-$4.38
  Options expired..............    (104,655)         --                  --
                                 ----------      ----------       -------------
Balance at December 31, 1994.       274,724       1,956,653        $0.25-$8.69
  Options authorized.........       940,000           --                  --
  Options granted............    (1,280,730)     1,280,730        $8.50-$16.00
  Options exercised..........         -           (387,846)        $0.38-$8.56
  Options canceled...........       342,194       (342,194)       $0.88-$16.00
  Options expired.............      (11,428)         --                  --
                                 ----------      ----------       -------------
Balance at December 31, 1995..      264,760       2,507,343        $0.38-$16.00
  Options authorized..........      510,000
  Options granted..............  (1,925,290)      1,925,290        $5.63-$11.75
  Options exercised.......              --         (253,505)        $0.38-$9.38
  Options canceled.........       1,603,325      (1,603,325)       $0.38-$11.75
  Options expired..........          (8,176)          --                  --
                                 ----------      ----------       -------------
Balance at December 31, 1996.       444,619       2,575,803        $0.38-$11.75
                                 ==========      ==========       =============

    Under the 1983 and 1991 plans, options to purchase 702,460 and 607,387 shares were exercisable at December 31, 1996 and 1995, respectively. At the annual meeting held in May 1996 the shareholders approved a 510,000 share increase to the 1991 plan.

    In January 1996, the Board of Directors approved the repricing of all incentive stock options granted during the period January 1, 1995 through January 8, 1996. The repricing does not include incentive stock options granted to any member of the Company's Board of Directors. During this period, 1,305,930 options were granted at prices ranging between $8.50 and $16.00. Employees had the choice of exchanging any stock options granted during this period for new options that would have a new exercise price of $7.313. The exchange of such options is included in grants and cacellations.

   Director Stock Option Plan

   The Director Stock Option Plan (the Director Plan) was adopted in October, 1994. Under the Director Plan the Company is authorized to issue non-qualified stock options to purchase up to 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 8,000 shares on the date on which the later of the following events occurs: (a) October 13, 1994, or (b) the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. All outside directors who had rights to receive options issuable on October 13, 1994 pursuant to the Director Plan have waived such rights and no options were issued as of such date. In addition, each non-employee director automatically receives a nonstatutory option to purchase 4,800 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least 6 months upon the date of re-election. In 1996, 27,200 options were granted under the Directors Plan. At December 31, 1996, 29,600 options were excercisable and 36,400 shares of common stock were reserved for future issuance under the Director Plan.

   The 8,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter and the 4,800 share grant vests monthly over a twelve-month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Directors Plan.

   Employee Stock Purchase Plan

   Upon closing of the Company's initial public offering, the Company adopted the 1994 Employee Stock Purchase Plan (the 1994 Purchase Plan). An aggregate of 280,000 shares of the Company's common stock have been reserved for issuance under the 1994 Purchase Plan. The 1994 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions.
During 1996, 101,056 shares were issued for proceeds of $659,000.

   Deferred Compensation

   The Company has determined that certain stock options granted during the first six months of 1994 were granted at below the deemed fair value. The difference between the deemed fair value of the options and the exercise prices on the date of grant of approximately $296,000 is being charged to operations over a period beginning on the grant date of the options and ending on the expiration of the vesting period. For the year ended December 31, 1996, a total of $81,000 had been charged to operations and additional paid-in capital.


   Pro Forma Information

   As of December 31, 1996, the Company has four stock-based compensation plans, which are described above. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB
25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS
123) requires use of option valuation models that were not developed for use in valuing employee stock options, employee stock purchase and director stock option plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   Pro forma information regarding net income and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employer stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the multiple option approach with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rate of between 5.8% and 6.4% for both years; volatility factor of the expected market price of the Company's Common Stock of .76 for both years; a weighted-average expected life of the option of .4 years from the vest date for both years and a dividend yield of zero.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options, directors stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options, director's stock option and employee stock purchase plans.

   A summary of the status of the Company's employee 1983, 1991, and directors stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                             1996                                     1995
                                              ------------------------------------     -----------------------------------
                                                 Shares        Weighted-Average           Shares       Weighted-Average
Fixed Options                                     (000)         Exercise Price            (000)         Exercise Price
-------------                                 -------------  ---------------------     ------------- ---------------------
Outstanding at beginning of year                  2,539,643                 $6.22         1,985,453                  $1.98
Granted                                           1,952,490                 $7.12         1,293,930                 $11.20
Exercised                                         (253,505)                 $1.50         (397,446)                  $1.40
Forfeited                                       (1,600,126)                 $9.25         (342,294)                  $6.05
Outstanding at end of year                        2,638,502                 $5.50         2,539,643                  $6.22

Options exercisable at year-end                     751,261                                 637,787
Weighted-average fair value of options
   granted during the year                            $2.39                                   $5.93


    The following table summarizes information about fixed stock options at December 31, 1996

                                         Options Outstanding                                      Options Exercisable
                    --------------------------------------------------------------    ---------------------------------------------
                        Number         Weighted-Average                                   Number
     Range of        Outstanding          Remaining           Weighted-Average          Exercisable         Weighted-Average
 Exercise Prices     at 12/31/96       Contractual Life        Exercise Price           at 12/31/96          Exercise Price
------------------- --------------- ----------------------- ----------------------    ---------------- ----------------------------

     $0.38 - $0.38           5,750                    2.45                  $0.38               5,750                        $0.38
     $0.63 - $1.38         758,257                    6.00                  $1.35             546,488                        $1.35
     $2.50 - $2.50          66,140                    7.32                  $2.50              64,913                        $2.50
     $4.38 - $6.38         464,551                    9.51                  $5.93               8,566                        $4.59
     $6.88 - $9.38       1,227,404                    9.01                  $7.51              80,644                        $8.24
   $10.75 - $13.38         116,400                    8.66                 $11.54              44,900                       $12.09
                    --------------- ----------------------- ----------------------    ---------------- ----------------------------
    $0.38 - $13.38       2,638,502                    8.16                  $5.50             751,261                        $2.86


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options vesting period. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):

                                          Years ended
                                         December 31,
                                     -----------------------
                                       1996            1995
                                     -------         -------
Net income
   Historical..................       $6,703         $10,536
   Pro Forma...................       $4,980          $9,712

Net income per share...........
   Historical..................         $.51            $.77
   Pro Forma...................         $.38            $.71

   Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1997.



6.  Income Taxes

    The provisions for taxes consist of the following (in thousands):


                                                                            December 31,
                                                                     1996         1995      1994
                                                                   ------       ------   ------
          Federal:
            Current...........................................     $4,342       $4,352     $320
            Deferred..........................................     (1,102)      (2,350)    (320)
                                                                   ------       ------   ------
                                                                    3,240        2,002       --
          State:
            Current...........................................        598          634      312
            Deferred..........................................        (67)        (165)     (95)
                                                                   ------       ------   ------
                                                                      531          469      217
                                                                   ------       ------   ------
          Provision for taxes on income.......................     $3,771       $2,471     $217
                                                                   ======       ======   ======

   The tax benefits resulting from disqualifying dispositions of shares acquired under the Company's incentive stock option plan and from the exercise of nonqualified stock options reduced taxes currently payable as shown above by $345,000 in 1996. Such benefits were credited to additional paid-in capital.

   The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income before provision for taxes is explained below (in thousands):


                                                                                 December 31,
                                                                      1996            1995         1994
                                                                      ------         ------      ------
Tax at federal statutory rate..................................       $3,666         $4,552      $1,084
State tax, net of federal benefit..............................          345            305         141
Adjustment of valuation allowance..............................           --         (2,197)       (415)
Research credits...............................................         (204)            --          --
Benefit of net operating loss carryforward.....................           --             --        (600)
Other..........................................................          (36)          (189)          7
                                                                      ------         ------      ------
Provision for taxes............................................       $3,771         $2,471        $217
                                                                      ======         ======      ======

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      December 31,
                                                                                  1996           1995
                                                                                ------        -------
Deferred tax assets:
  Inventory valuation.....................................................       2,939          1,435
  Deferred revenue........................................................         904            944
  Other accruals and reserves not yet deductible for tax purposes.........         720            600
  Other...................................................................         316            473
                                                                                ------         ------
Total deferred tax assets.................................................       4,879          3,452
Deferred tax liabilities:
  Other...................................................................         380            122
                                                                                ------         ------
Total deferred tax liabilities............................................         380            122
                                                                                ------         ------
Total net deferred tax assets.............................................      $4,499         $3,330
                                                                                ======         ======

7.  Significant Customers

   The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its independent sales organizations and through distributors. Export revenues, primarily to the Far East, represented 38%, 31% and 24% for the years ended December 31, 1996, 1995 and 1994, respectively.

   In fiscal 1996, net revenues to two customers were 15% and 14%, respectively. In fiscal 1995, sales to three customers were 13%, 12% and 11% of net revenues, respectively. In fiscal 1994, sales to one customer was 16% of net revenues.

8.  401(k) Tax Deferred Savings Plan

   The Company has a 401(k) Tax Deferred Savings Plan (the 401(k) Plan) that allows eligible employees to contribute from 1 percent to 15 percent of their pre-tax salary up to a maximum of $9,500 during 1996. Effective May 2, 1995, the 401(k) Plan was amended to provide that the Company would begin making a discretionary matching contribution up to $40 per pay period to all employees who are contributing to the 401(k) Plan. The Company's contribution to the 401(k) Plan was approximately $205,000 for 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

                                    PART III

   Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

(a) Executive Officers -- See the section entitled "Executive Officers" in Part I, Item 1 hereof.

(b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

    The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

Item 11.  Executive Compensation

    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the sections entitled "Record Date and Principal Share Ownership" and "Security Ownership of Management" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1. List of Financial Statements and Financial Statement Schedules

    The following financial statements of Micro Linear Corporation are included in Item 8 hereof:

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets as of December 31, 1996 and 1995

        Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

        Notes to Financial Statements

    2.  Supplement Schedules

    The following financial statement schedule of Micro Linear Corporation is included in Item 14(2):

        Schedule II Valuation and Qualifying Accounts

        Other schedules have not been filed because they are not applicable or the required information has been included in the financial statements.



                                                                                               SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS


                                                                        Charged
                                                         Balance at    to Costs                Balance at
                                                          Beginning       and      Deduction     End of
          Descriptions                                    of Period    Expenses       (1)        Period
          ------------                                   ----------    ---------   ---------   ----------
Year Ended December 31, 1994
  Allowance for Doubtful Accounts..................         $145          $115        $18         $242
Year Ended December 31, 1995
  Allowance for Doubtful Accounts..................         $242           $60        $62         $240
Year Ended December 31, 1996
  Allowance for Doubtful Accounts..................         $240           $60        $57         $243
----------

(1) Charges for uncollectable accounts, net of recoveries

3.  Exhibits


         Exhibit
         Number                             Description of Document
         2.1(1)    Form of  Agreement  and Plan of  Merger  by and  between  the
                   Registrant  and  Micro  Linear   Corporation,   a  California
                   corporation.
         3.1(2)    Restated Certificate of Incorporation of Registrant.
         3.2(1)    Bylaws of Registrant.
         4.1(1)    Form of Common Stock Certificate.
        10.1(1)    Form of Indemnification Agreement.
        10.2(1)*   1991 Stock Option Plan and form of Stock Option Agreement.
        10.3(1)*   1994 Employee Stock Purchase Plan and form of Subscription
                   Agreement.
        10.4(1)*   1983 Incentive Stock Option Plan and form of Stock Option
                   Agreement.
        10.5(1)*   1994 Director Stock Option Plan and form of Stock Option
                   Agreement.
        10.6(1)**  License and Manufacturing Agreement between New Japan Radio
                   Co., Ltd. and
                   Registrant dated October 1, 1993.
        10.7(1)**  Foundry Services Agreement between Philips Semiconductor and
                   Registrant
                   effective January 27, 1993.
        10.8(1)**  License and Manufacturing Agreement between Taiwan
                   Semiconductor Manufacturing
                   Co. and Registrant dated April 24, 1992, as amended.
        10.9(2)    Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4
                   million dated October 1994.
        10.10(1)*  Executive Bonus Agreement between Arthur B. Stabenow and
                   Registrant dated as
                   of March 14, 1994.
        10.12(1)** License and Manufacturing  Agreement between Think-O Electric
                   Company and Registrant dated as of April 1, 1994.
        11.1       Statement Regarding Computation of Earnings Per Share.
        23.0       Consent of Ernst & Young LLP, Independent Auditors.

     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

     **  Confidential treatment granted as to certain portions of this exhibit.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 33-83546), as amended, filed on September 1, 1994.

(2) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

    (b)  Reports on Form 8-K.

         None.

    (c)  Exhibits.

         See (a) above.

    (d)  Financial Statement Schedules.

         See (a) above.

                                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of March, 1997.

                            MICRO LINEAR CORPORATION


                                By /s/ ARTHUR B. STABENOW
                                -------------------------
                                Arthur B. Stabenow
                                Chairman , Chief Executive Officer and President

                                            POWER OF ATTORNEY

    KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Arthur B. Stabenow and J. Philip Russell, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


      Signature                       Title                            Date

/s/  ARTHUR B. STABENOW   Chairman, Chief Executive Officer and   March 27, 1997
-----------------------   President
Arthur B. Stabenow       (Principal Executive Officer)

/s/  J. PHILIP RUSSELL    Chief Financial Officer (Principal      March 27, 1997
-----------------------   Financial and Accounting Officer)
J. Philip Russell

                          Director                                March 27, 1997
-----------------------
Joseph D. Rizzi

/s/  ROGER A. SMULLEN     Director                                March 27, 1997
-----------------------
Roger A. Smullen

/s/  JEFFREY D. WEST      Director                                March 27, 1997
------------------------
Jeffrey D. West

                               Index to Exhibits
                                                                          Page
Exhibit 11.1 Statement Re Computation of Earnings Per Share................47
Exhibit 23.0 Consent of Ernst & Young LLP, Independent Auditors............48
Exhibit 27.0 Financial Data Schedule.......................................49