Form 10-Q
period 1997-03-31
MICRO LINEAR CORP /CA/
filed 1997-05-15
CIK 875359

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

                  For the Quarterly Period Ended March 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        For the transition period from to
                         Commission File Number 0-24758

                            MICRO LINEAR CORPORATION
             (Exact name of Registrant as specified in its charter)

                     Delaware                          94-29100
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)        Identification Number)

               2092 Concourse Drive                      95131
               San Jose, California                   (Zip Code)
     (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 433-5200
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding net of shares held in treasury as of April 25, 1997 was 11,749,688.



                                                 TABLE OF CONTENTS

                                                                                                                     Page
    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and 1996           3

                Consolidated Condensed Balance Sheets at March 31, 1997, and at December 31, 1996............            4

                Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and
                1996,........................................................................................            5

                Notes to Consolidated Condensed Financial Statements.........................................            6

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                         8

    PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings............................................................................           13

    Item 6.     Exhibits and Reports on Form 8-K.............................................................           13

    SIGNATURES................................................................................................          14






                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                           Three Months Ended March 31,
                                                                        ------------------------------------
                                                                            1997                 1996
                                                                        --------------     -----------------
Net revenues...........................................................      $16,137               $15,327
Cost of revenues.......................................................        6,955                 5,097
                                                                        --------------     -----------------
   Gross profit........................................................        9,182                10,230
                                                                        --------------     -----------------
Operating expenses:
   Research and development............................................        2,557                 2,657
   Selling, general and administrative.................................        3,438                 2,881
                                                                        --------------     -----------------
                                                                               5,995                 5,538
                                                                        --------------     -----------------
   Income from operations..............................................        3,187                 4,692
Interest and other income..............................................          328                   359
Interest expense.......................................................          (71)                  (80)
                                                                        --------------     -----------------
   Income before taxes.................................................        3,444                 4,971
Provision for income taxes.............................................        1,240                 1,988
                                                                        --------------     -----------------
   Net income..........................................................     $  2,204              $  2,983
                                                                        ==============     =================

Net income per share...................................................    $    0.17             $    0.22
                                                                        ==============     =================

Shares used in computing net income per share..........................       13,298                13,532
                                                                        ==============     =================

See accompanying notes to unaudited consolidated condensed financial statements.

                                                      3




                                         MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands, except share and per share amounts)

                                                                                               March 31,             December 31,
                                                                                                  1997                   1996
                                                                                              (Unaudited)          (See note below)
                                                                                          ---------------------  -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................                 $1,291               $4,385
   Short-term investments..............................................................                 23,419               20,798
     Accounts receivable, net of allowance for doubtful accounts of $258 and $243......                  6,258                4,372
   Inventories.........................................................................                 10,771               10,456
   Deferred tax assets.................................................................                  3,930                4,499
   Other current assets................................................................                  2,079                2,077
                                                                                          ---------------------  -------------------
     Total current assets..............................................................                 47,748               46,587
                                                                                          ---------------------  -------------------
Property, plant and equipment..........................................................                 39,221               38,095
Less accumulated depreciation and amortization.........................................                 17,543               16,441
                                                                                          ---------------------  -------------------
                                                                                                        21,678               21,654
Other assets...........................................................................                    764                  791
                                                                                          ---------------------  -------------------
       Total assets....................................................................                $70,190              $69,032
                                                                                          =====================  ===================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable....................................................................               $  3,666             $  2,732
   Accrued compensation and benefits...................................................                  1,862                1,402
   Deferred income on shipments to distributors........................................                  1,432                1,270
   Accrued commissions.................................................................                    794                  555
   Other accrued liabilities...........................................................                  1,685                1,623
   Current portion of long-term debt...................................................                    152                  209
                                                                                          ---------------------  -------------------
     Total current liabilities.........................................................                  9,591                7,791
                                                                                          ---------------------  -------------------
Long-term debt.........................................................................                  2,935                2,972
                                                                                          ---------------------  -------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding.......................................................                      -                    -
   Common stock, $.001 par value
     Authorized shares 30,000,000 issued shares 12,861,510 and 12,810,080;
       outstanding shares 11,860,510 and 12,054,080....................................                     13                   13
   Additional paid-in capital..........................................................                 50,780               50,501
   Retained earnings...................................................................                 15,640               13,435
     Treasury stock, 1,001,000 and 756,000 shares at cost.                                              (8,769 )             (5,680)
                                                                                           ---------------------  ------------------
     Total stockholders' equity........................................................                 57,664               58,269
                                                                                          ---------------------  -------------------
       Total liabilities and stockholders' equity......................................                $70,190              $69,032
                                                                                          =====================  ===================

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.


            See  accompanying   notes  to  unaudited   consolidated   condensed financial statements.



                                         MICRO LINEAR CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                  March 31,            March 31,
                                                                                    1997                  1996
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  3,555              $  2,429

Investing activities:
   Capital expenditures.......................................................         (1,126 )              (2,245 )
   Purchases of short-term investments........................................        (11,648 )              (7,961 )
   Sales of short-term investments............................................          9,028                 7,840
                                                                                --------------       ---------------
     Net cash used in investing activities....................................         (3,746 )              (2,366 )

Financing activities:
   Principal payments under capital lease obligations and debt................            (94 )                (181 )
   Proceeds from issuance of common stock.....................................            279                   200
   Acquisition of treasury stock..............................................         (3,088 )              (2,304 )
                                                                                --------------       ---------------
     Net cash used in financing activities....................................         (2,903 )              (2,285 )
                                                                                --------------       ---------------
   Net decrease in cash and cash equivalents..................................         (3,095 )              (2,222 )
   Cash and cash equivalents at beginning of period...........................          4,385                 4,175
                                                                                --------------       ---------------
   Cash and cash equivalents at end of period.................................         $1,291                $1,953
                                                                                ==============       ===============


 See  accompanying   notes  to  unaudited   consolidated   condensed financial statements.

                            MICRO LINEAR CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1) Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets for sale primarily in North America, Asia and Europe.

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. Where the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1996 ended on December 29, 1996. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

4) During the three months ended March 31, 1997, three customers accounted for 16%, 15% and 12% of total sales, respectively.

5)   Inventories consist of the following (in thousands):

                                                     March 31,         December 31,
                                                        1997               1996
                                                    -------------    -----------------
            Raw Materials........................     $ 1,546            $ 1,688
            Work-in-process......................       6,981              6,398
            Finished Goods.......................       2,244              2,370
                                                      -------            -------
                                                      $10,771            $10,456
                                                      =======            =======

6) Cash used for the three months ending March 31, 1997 was $60,000 for incomes taxes and $70,000 for interest.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the first quarter of 1997 was 36% compared to 40% for the first quarter of 1996 and 13% for the fourth quarter of 1996. The effective tax rate for the first quarter of 1997 and the first and fourth quarters of 1996 differs from the statutory income tax rate primarily due to state income taxes, net of federal research credits.

8) Since January 1996, the Company's Board of Directors has approved the repurchase of an aggregate of $11.0 million of the Company's Common Stock, of which the Company had repurchased $8.8 million through the first quarter of 1997. Subsequent to the end of the first quarter of 1997, the Company repurchased a total of 140,000 shares of its Common Stock for $2.0 million. As of April 25, 1997, the Company had remaining authorization to repurchase up to an additional $175,000 of the Company's Common Stock.

                                   (Unaudited)


9) Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Shares (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:


                                Three Months Ended
                                     March 31,
                              ------------------------
Earnings Per Share:             1997           1996
                              ---------      ---------

Basic.....................    $   0.18       $   0.24
                              =========      =========
Diluted...................    $   0.17       $   0.22
                              =========      =========


10)  A discussion of a certain pending legal proceeding is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended March 31, 1997. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth below and elsewhere in this Form 10-Q.

Results of Operations


   Net Revenues

   Net revenues were $16.1 million for the first quarter of 1997, a 5% increase over net revenues of $15.3 million for the first quarter of 1996 and a 21% increase over net revenues of $13.4 million for the fourth quarter of 1996. Net revenues for the first quarter of 1997 compared to the first quarter of 1996 increased 8% in the communications market, increased 9% in the computer market and decreased 10% in the industrial market. Net revenues for first quarter of 1997 compared to the fourth quarter of 1996 increased 37% in the communications market, increased 6% in the computer market and decreased 16% in the industrial market. The communications market includes the networking segment. Net revenues in this segment in the first quarter of 1997 increased 12% and 42% in absolute dollars in the first quarter of 1997 compared to the first quarter of 1996 and fourth quarter of 1996, respectively. Networking segment net revenues were 67% of total net revenues for the first quarter of 1997 compared to 63% and 57% of total net revenues for the first and fourth quarter of 1996, respectively. The computer market includes the hard disk drive ("HDD") segment. Net revenues in this segment in the first quarter of 1997 decreased 4% and increased 100% in absolute dollars in the first quarter of 1997 compared to the first quarter of 1996 and fourth quarter of 1996, respectively. HDD segment net revenues were 6% of total net revenues for the first quarter of 1997 compared to 7% and 4% of total net revenues for the first and fourth quarter of 1996, respectively. The Company expects net revenue from HDD products to continue to represent less than 10% of future revenues. The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, certain of these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a market slowdown, especially in the networking segment.

   During the three months ended March 31, 1997, three customers accounted for 16%, 15% and 12% of total sales, respectively.

   International net revenues for the first quarter of 1997 totaled $8.1 million, or 50% of net revenues, as compared to $4.9 million, or 32% of net revenues, for the first quarter of 1996 and $5.6 million, or 42% of net revenues, for the fourth quarter of 1996. The increase in international revenues in first quarter of 1997 compared to the first and fourth quarter of 1996 was due to the combination of stronger demand for the Company's products in Asia and Europe and more Asia Pacific subcontract work for domestic customers.

   Domestic distributor net revenues for the first quarter of 1997 were $2.8 million, or 17% of net revenues, compared to $2.4 million, or 16% of net revenues for the first quarter of 1996 and $2.2 million, or 17% of net revenues for the fourth quarter of 1996. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives.

   Gross Margin

   Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

   The Company's gross margin was 57% in the first quarter of 1997, a decrease of 10% and an increase of 5% when compared to 67% in the first quarter of 1996 and 52% in the fourth quarter of 1996, respectively. Gross margin was lower in the first quarter of 1997 compared to the first quarter of 1996 primarily due to higher per unit manufacturing costs resulting from lower manufacturing utilization and product mix. The product mix in the first quarter of 1997 included a lower percentage of net revenues attributable to the relatively higher-margin communications market segment compared to the first quarter of 1996, thereby contributing to a lower gross margin. Gross margin was higher in the first quarter of 1997 compared to the fourth quarter of 1996 primarily due to lower per unit manufacturing costs resulting from higher manufacturing utilization and product mix. The product mix in the first quarter of 1997 contained a greater percentage of net revenues attributable to the communications market segment compared to the fourth quarter of 1996, thereby contributing to a higher gross margin.

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

   The Company currently purchases its wafers from ten wafer suppliers. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not anticipate that this pricing agreement will have a material effect on the Company's results of operations; however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant fluctuations in currency values will not have a material adverse effect on gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.

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


   Research and development expenses were $2.6 million for the first quarter of 1997, or 16% of net revenues, compared to $2.7 million, or 17% of net revenues for the first quarter of 1996 and $2.6 million, or 20% of net revenues for the fourth quarter of 1996. The decrease in research and development in absolute dollars in the first quarter of 1997 compared to the first quarter of 1996 is primarily attributable to lower prototype product costs associated with new product development being offset by increased compensation costs for engineers. The decrease in research and development in absolute dollars in the first quarter of 1997 compared to the fourth quarter of 1996 is primarily attributable to lower prototype product costs associated with new product development being offset by increased mask and compensation costs. In the fourth quarter of 1996, the Company announced its intention to establish a design center in Cambridge, England. The first managing director for the Cambridge location was hired in December 1996 and the Company expects to add additional design engineers in Cambridge throughout 1997. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars.

   Selling, General and Administrative

   Selling, general and administrative expenses were $3.4 million for the first quarter of 1997, or 21% of net revenues, compared to $2.9 million, or 19% of net revenues, in the first quarter of 1996 and $3.0 million, or 23% of net revenues, in the fourth quarter of 1996. The increase in absolute dollars in the first quarter of 1997 compared to the first quarter of 1996 is generally attributable to an increase in staffing levels, increased commissions due to higher revenues, business conferences and higher legal fees associated with a litigation matter being partially offset by decreased advertising and databook expenses. The increases in absolute dollars in the first quarter of 1997 compared to the fourth quarter of 1996 is generally attributable to an increase in sales commissions due to higher net revenues, higher staffing levels and business conferences being partially offset by decreased databook and legal expenses. The Company expects additional spending increases in absolute dollars in selling, general and administrative expenses in the future.

   Interest and Other Income and Interest Expense

   Interest and other income was $0.3 million for first quarter of 1997, $0.4 million for the first quarter of 1996 and $0.3 million for the fourth quarter of 1996. The decrease in the first quarter of 1997 compared to the first and fourth quarters of 1996 is attributable primarily to lower cash balances.

   Provision for Income Taxes

   The Company's effective tax rate for the first quarter of 1997 was 36% compared to 40% for the first quarter of 1996 and 13% for the fourth quarter of 1996. The effective tax rate for the first quarter of 1997 and the first and fourth quarters of 1996 differs from the statutory income tax rate primarily due to state income taxes, net of federal research credits.

Liquidity and Capital Resources

   Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $3.4 million of net cash during the first quarter of 1997, an increase of $1.0 million over the first quarter of 1996. The increase in the first quarter of 1997 compared to the first quarter of 1996 is primarily attributable to lower accrued liabilities and inventory partially offset by lower net income and higher payables .

   Cash used in investing activities for the first quarter of 1997 is attributable to capital expenditures of $1.1 million and the net purchase of short-term investments of $2.6 million.

   Financing activities for the first quarter of 1997 consist primarily of the repurchase of the Company's Common Stock for $3.1 million. Since January 1996, the Company's Board of Directors has approved the repurchase of an aggregate of $11.0 million of the Company's Common Stock, of which the Company had repurchased $8.8 million of Common Stock through the first quarter of 1997. Subsequent to the end of the first quarter of 1997, the Company repurchased a total of 140,000 shares of its Common Stock for $2.0 million. As of April 25, 1997, the Company had remaining authorization to repurchase up to an additional $175,000 of the Company's Common Stock.

   Working capital amounted to $38.2 million as of March 31, 1997, compare to $38.8 million as of December 31, 1996 and includes cash and cash equivalents of $1.3 million and short-term investments of $23.4 million.

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

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 70% of the Company's net revenues in the first three months of 1997 and accounted for 7 of the 10 top selling products for the first three months of 1997. These 7 products contributed 50% of revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the remainder of 1997 and into 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The Company's motion for summary judgment was denied. The Company has filed a motion for reconsideration of the denial of summary judgment or , in the alternative, for leave to appeal such denial.

     Although the Company believes that the resolution of this action will not have a material adverse effect on the Company's finanical condition or results of operations, there can be no assurance that such actio will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

        11.1       - Statement Regarding Computation of Earnings Per Share.

    (b)  Reports on Form 8-K

        Changes in Registrant's Certifying Accountant Dated March 28, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

































                              MICRO LINEAR CORPORATION

Date: May 15, 1997            By:  /s/ J. PHILIP RUSSELL
                                   ---------------------
                                   J. Philip Russell
                                   Chief Financial Officer
                                  (Principal Financial and Accounting Officer)