Form 10-Q
period 1997-06-30
MICRO LINEAR CORP /CA/
filed 1997-08-13
CIK 875359

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

                  For the Quarterly Period Ended June 30, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 1997 was 11,902,730.



                                                 TABLE OF CONTENTS

                                                                                                    Page
         PART I.     FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Condensed Statements of Income for the three and six months
                     ended June 30, 1997 and 1996...............................................      3

                     Consolidated Condensed Balance Sheets at June 30, 1997 and December 31, 1996     4

                     Consolidated Condensed Statements of Cash Flows for the six months ended
                     June 30, 1997 and 1996......................................................     5

                     Notes to Consolidated Condensed Financial Statements........................     6

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                        Operations...............................................................     8

         PART II.    OTHER INFORMATION

         Item 1.     Legal Proceedings ..........................................................     14

         Item 4.     Submission of Matters to a Vote of Security Holders.........................     15

         Item 6.     Exhibits and Reports on Form 8-K............................................     15

         SIGNATURES..............................................................................     16


                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         MICRO LINEAR CORPORATION
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)
                                 (In thousands, except per share amounts)

                                                                Three Months Ended           Six Months Ended
                                                             -------------------------   --------------------------
                                                              June 30,      June 30,      June 30,      June 30,
                                                                1997          1996          1997          1996
                                                             -----------   -----------   ------------  ------------
Net revenues...........................................        $19,502       $13,631        $35,639       $28,958
Cost of revenues.......................................          9,439         4,684         16,394         9,781
                                                             -----------   -----------   ------------  ------------
   Gross profit........................................         10,063         8,947         19,245        19,177
Operating expenses:
   Research and development............................          3,274         3,214          5,831         5,871
   Selling, general and administrative.................          3,169         2,953          6,607         5,834
                                                             -----------   -----------   ------------  ------------
                                                                 6,443         6,167         12,438        11,705
                                                             -----------   -----------   ------------  ------------
   Income from operations..............................          3,620         2,780          6,807         7,472
Interest and other income..............................            335           358            663           717
Interest expense.......................................            (70)          (78)          (141)         (158)
                                                             -----------   -----------   ------------  ------------
   Income before taxes.................................          3,885         3,060          7,329         8,031
Provision for income taxes.............................          1,399         1,224          2,638         3,212
                                                             -----------   -----------   ------------  ------------
   Net income..........................................       $  2,486      $  1,836       $  4,691      $  4,819
                                                             ===========   ===========   ============  ============

Net income per share...................................      $    0.19     $    0.14      $    0.35     $    0.36
                                                             ===========   ===========   ============  ============

Shares used in computing net income per share                   13,394        13,495         13,363        13,518
                                                             ===========   ===========   ============  ============

                              See accompanying notes to consolidated condensed financial statements.

                                                                 3


                                         MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands, except per share amounts)

                                                                                               June 30,              December 31,
                                                                                                 1997                    1996
                                                                                             (Unaudited)           (See note below)
Assets                                                                                   -------------------   ---------------------
Current assets:
   Cash and cash equivalents...........................................................      $2,773                  $4,385
   Short-term investments..............................................................      22,236                  20,798
   Accounts receivable, net of allowance for doubtful accounts of $273 and $243........       7,421                   4,372
   Inventories.........................................................................       9,997                  10,456
   Deferred tax assets.................................................................       3,930                   4,499
   Other current assets................................................................       1,117                   2,077
                                                                                         -------------------   ---------------------
     Total current assets..............................................................      47,474                  46,587
                                                                                         -------------------   ---------------------
Property, plant and equipment..........................................................      40,793                  38,095
Less accumulated depreciation and amortization.........................................     (18,635 )               (16,441  )
                                                                                         -------------------   ---------------------
                                                                                             22,158                  21,654
Other assets...........................................................................         736                     791
                                                                                         -------------------   ---------------------
       Total assets....................................................................     $70,368                 $69,032
                                                                                         ===================   =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................................     $  3,944                $  2,732
   Accrued liabilities.................................................................        3,047                   3,580
   Deferred income on shipments to distributors........................................        1,587                   1,270
   Current portion of long-term debt...................................................          152                     209
                                                                                         -------------------   ---------------------
     Total current liabilities.........................................................        8,730                   7,791
                                                                                         -------------------   ---------------------
Long-term debt.........................................................................        2,898                   2,972
                                                                                         -------------------   ---------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding..............................................                     -                       -
   Common stock, $.001 par value
     Authorized shares 30,000,000; issued shares 13,043,730 and 12,810,080; outstanding
       shares 11,902,730 and 12,054,080 ...............................................           13                      13
   Additional paid-in capital..........................................................       51,392                  50,501
   Retained earnings...................................................................       18,129                  13,435
   Treasury stock, 1,141,000 and 756,000 shares at cost................................      (10,794 )               (5,680)
                                                                                         -------------------   ---------------------
     Total stockholders' equity........................................................       58,740                  58,269
                                                                                         -------------------   ---------------------
       Total liabilities and stockholders' equity......................................      $70,368                 $69,032
                                                                                         ===================   =====================

Note: The balance sheet at December 31, 1996 has been derived from the consolidated audited financial statements at that date.


                              See accompanying notes to consolidated condensed financial statements.


                                         MICRO LINEAR CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                  June 30,              June 30,
                                                                                    1997                  1996
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  6,878              $  2,475

Investing activities:
   Capital expenditures.......................................................         (2,698 )              (2,907 )
   Purchases of short-term investments........................................        (22,613 )             (13,938 )
   Sales of short-term investments............................................         21,175                16,194
                                                                                --------------       ---------------
     Net cash used in investing activities....................................         (4,136 )                (651 )

Financing activities:
   Principal payments under capital lease obligations and debt................           (131 )                (297 )
   Proceeds from issuance of common stock.....................................            891                   694
   Acquisition of treasury stock..............................................         (5,114 )              (2,691 )
                                                                                --------------       ---------------
     Net cash used in financing activities....................................         (4,354 )              (2,294 )
                                                                                --------------       ---------------

Net decrease in cash and cash equivalents.....................................         (1,612 )                (470 )
Cash and cash equivalents at beginning of period..............................          4,385                 4,175
                                                                                --------------       ---------------
Cash and cash equivalents at end of period....................................         $2,773                $3,705
                                                                                ==============       ===============

                              See accompanying notes to consolidated condensed financial statements.

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

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year or any subsequent, interim period.

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

4) During the three months ended June 30, 1997, three customers accounted for 16%, 14% and 12% of total sales, respectively. During the six months ended June 30, 1997, three customers accounted for 16%, 13% and 10% of total sales, respectively.

5)   Inventories consist of the following (in thousands):

                                                      June 30,         December 31,
                                                        1997               1996
                                                    -------------    -----------------
            Raw Materials........................      $  879            $ 1,688
            Work-in-process......................       7,181              6,398
            Finished Goods.......................       1,937              2,370
                                                      -------            -------
                                                       $9,997            $10,456
                                                       ======            =======


6) Cash used for the six months ended June 30, 1997 was $1,713,000 for incomes taxes and $140,000 for interest.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the second quarter of 1997 was 36% compared to 40% for the second quarter of 1996. The effective tax rate for the second quarter of 1997 and the second quarter of 1996 differs from the federal statutory income tax rate primarily due to state income taxes, net of federal research credits and, for 1997, the benefit from a foreign sales corporation.

                                   (Unaudited)

8) From January 1996 through the end of the second quarter of 1997, the Company's Board of Directors has approved the repurchase of an aggregate of $11.0 million of the Company's Common Stock in stock repurchase programs, of which the Company had repurchased 1,141,000 shares at an aggregate cost of $10.8 million through June 30, 1997. The Company repurchased 245,000 shares at a cost of $3.1 million during the first quarter of 1997 and 140,000 shares at a cost of $2.0 million during the second quarter of 1997. On July 22, 1997, the Company's Board of Directors authorized an additional $2.5 million to be used for an additional stock repurchase program.

9) Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable period in the prior year is as follows:

                                Three Months Ended              Six Months Ended
                                      June 30,                      June 30,
                              ------------------------      -------------------------
Earnings Per Share:             1997           1996           1997            1996
                              ---------      ---------      ---------       ---------

Basic.....................    $   0.21       $   0.15       $   0.39        $   0.39
                              =========      =========      =========       =========
Diluted...................    $   0.19       $   0.14       $   0.35        $   0.36
                              =========      =========      =========       =========


     In June 1997, FASB issued statement No.130 (FAS 130) "Reporting Comprehensive Income". FAS 130 established standards for reporting and display of comprehensive income and its components in a financial statemen that is displayed with a same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. The disclosures prescribed by FAS 130 must be made beginning with the first period of 1998.

10)  A discussion of certain pending legal  proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

   Net Revenues

    Net revenues were $19.5 million for the second quarter of 1997, a 43% increase over net revenues of $13.6 million for the second quarter of 1996 and a 21% increase over net revenues of $16.1 million for the first quarter of 1997. Net revenues were $35.6 million for the first six months of 1997, a 23% increase over net revenues of $29.0 million for the first six month of 1996. Net revenues for the second quarter of 1997 compared to the second quarter of 1996 increased 59% in the communications market, 28% in the industrial market and 19% in the computer market. Net revenues for the second quarter of 1997 compared to the first quarter of 1997 increased 18% in the communications market, 46% in the industrial market and 12% in the computer market. Net revenues for the first six months of 1997 compared to the first six months of 1996 increased 31% in the communications market, 14% in the industrial market and 10% in the computer market. The communications market includes the computer networking equipment ("networking") sub-market. Net revenues in the networking sub-market were $12.7 million for the second quarter of 1997, a 71% increase over net revenues of $7.4 million in the networking sub-market for the second quarter of 1996 and a 18% increase over net revenues of $10.8 million for the first quarter of 1997. Sales of networking products constitutes a substantial majority of the Company's net revenues. Sales of the Company's networking products accounted for approximately 66%, 57% and 47% of net revenues in the first half of 1997, 1996 and 1995, respectively. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the network sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

    The Company's bookings rate decreased by $6.6 million, or 29% of net bookings, in the second quarter of 1997 compared to net bookings of $22.6 million for the first quarter of 1997. The bookings in the second quarter of 1997 in the communications market segment decreased approximately 41% compared to the first quarter of 1997. The decrease in communications market segment orders were for both domestic and Taiwan customers. The bookings in the second quarter of 1997 in the computer market segment decreased approximately 48%
compared to the first quarter of 1997. The decrease in the computer market segment was mainly due to lower orders for hard disk drive parts, primarily from a single Japanese customer. The Company currently expects the reduced booking rates to continue through at least the third quarter of 1997. These reduced bookings will have a material adverse effect on the Company's revenues and results of operations in the second half of fiscal 1997.

    During the three months ended June 30, 1997, three customers accounted for 16%, 14% and 12% of total sales, respectively. During the six months ended June 30, 1997, three customers accounted for 16%, 13% and 10% of total sales, respectively.

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

    International net revenues were $11.6 million, or 60% of net revenues, for the second quarter of 1997, compared to $6.1 million, or 45% of net revenues, for the second quarter of 1996 and $8.1 million, or 50% of net revenues, for the first quarter of 1997. International revenues were $19.7 million, or 55% of net revenues, for the first six months of 1997, compared to $11.1 million, or 38% of net revenues, for the first six months of 1996. The increase in international revenues for the second quarter of 1997 compared to the second quarter of 1996 and first quarter of 1997 and also the first half of 1997 compared to the first half of 1996 was due to the combination of stronger demand for the Company's products in Asia and Europe and more Asia Pacific subcontract work for domestic customers.

    Domestic distributor revenues were approximately 13% of net revenues for the second quarter of 1997, 17% of net revenues for the second quarter of 1996 and 17% for the first quarter of 1997. Domestic distributor revenues were approximately 15% and 16% of net revenues for the first six months of 1997 and first six months of 1996, respectively. Domestic distributor revenues as a percent of net revenues for the second quarter of 1997 were lower than those for the second quarter of 1996 and the first quarter of 1997 primarily due to OEM net revenues increasing more than domestic distributor net revenues and a short term adjustment in inventory profiles of some of the larger domestic distributor customers. The Company currently expects net revenues to domestic distributors as a percentage of total net revenues to remain at approximately the same level as the first quarter of 1997. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives.

   Gross Margin

    The Company's gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields, inventory obsolescence and the mix of sales to OEM's and to distributors. The Company's gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

    The Company's gross margin decreased to 52% in the second quarter of 1997 from 66% in the second quarter of 1996 primarily due to a change in product mix. The Company's gross margin decreased to 54% for the first six months of 1997 from 66% for the first six months of 1996. The Company's gross margin decreased to 52% in the second quarter of 1997 from 57% in the second quarter of 1996. The Company's products in the communications market generally have higher margins than the Company's other products, however shipments in the second quarter of 1997 included a larger portion of lower margin communications products. In addition, a recent increase in pricing pressure, particularly in the communication market has had negative impact on gross margin.

    The Company's gross margins are adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse affect on the Company's gross margin in the future. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments and operating results. The Company currently purchases its wafers from six wafer suppliers. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. The majority of the Company's products are assembled and packaged by one vendor. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not anticipate that this pricing agreement will have a material effect on the Company's results of operations; however, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant fluctuations in currency values will not have a material adverse effect on gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan. See "Other Factors Affecting Operating Results".

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

    Research and development expenses were $3.3 million, or 17% of net revenues, for the second quarter of 1997, compared to $3.2 million, or 24% of net revenues, for the second quarter of 1996 and $2.6 million, or 16% of net revenues, for the first quarter of 1997. Research and development expenses were $5.8 million, or 16% of net revenues, for the first six months of 1997, compared to $5.9 million, or 20% of net revenues, in the first six months of 1996. The slight increase in research and development expenses in absolute dollars in the second quarter of 1997 compared to the second quarter of 1996 is primarily attributable to an increase in staffing levels, and mask expenses offset by fewer purchases of expensed inventory and foundry charges for expedited processing. The slight decrease in research and development expenses in absolute dollars in the first half of 1997 compared to the first half of 1996 is primarily attributable to lower prototype product costs associated with new product development, mask, fabrication and foundry charges for expedited processing being offset by increased compensation costs. In the fourth quarter of 1996, the Company announced the establishment of a design center in Cambridge, England. The first managing director for the Cambridge location was hired in December 1996 and two design engineers were hired in the first half of 1997. The Company expects to add additional design engineers in Cambridge throughout 1997. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars.

   Selling, General and Administrative

    Selling, general and administrative expenses were $3.3 million, or 16% of net revenues, for the second quarter of 1997, compared to $3.2 million, or 24% of net revenues, for the second quarter of 1996 and $3.4 million, or 21% of net revenues, for the first quarter of 1997. Selling, general and administrative expenses were $6.6 million, or 19% of net revenues, for the first six months of 1997 compared to $5.9 million, or 20% of net revenues, for the first six months of 1996. The increase in absolute dollars in the second quarter of 1997 compared to the second quarter of 1996 is primarily attributable to an increase in staffing levels. The increases in absolute dollars in the first half of 1997 compared to the first half of 1996 is primarily attributable to an increase in staffing levels, increased commissions due to higher revenues, business conference expenses, and legal fees being offset by lower advertising, and databook expenses. The Company expects additional spending increases in absolute dollars in selling, general and administrative expenses in the future.

   Interest and Other Income and Interest Expense

    Interest and other income was $ 0.3 million for the second quarter of 1997, the second quarter of 1996 and the first quarter of 1997. Interest expense was insignificant for the second quarter of 1997, the second quarter of 1996 and the first quarter of 1997.

    New Accounting Pronouncements

    In February 1997, the FASB issued statement No. 128 (FAS 128) "Earning Per Share". In June 1997, the FASB issued statement No. 130 (FAS 130) "Reporting Comprehensive Income". For a description of the statements see note 9 in the notes to Consolidated Financial Statements. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. The disclosures prescribed by FAS 130 must be made beginning with the first quarter of 1998.

   Provision for Income Taxes

    The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the second quarter of 1997 was 36% compared to 40% for the second quarter of 1996. The effective tax rate for the second quarter of 1997 and the second quarter of 1996 differs from the federal statutory income tax rate primarily due to state income taxes, net of federal research credits and, for 1997, the benefit from a foreign sales corporation.

Liquidity and Capital Resources

    During the last several years, the Company has financed its operations and capital requirements principally through cash flow from operations. Operations provided $6.9 million of net cash during the first half of 1997, an increase of $4.4 million over the first half of 1996. The increase in the first half of 1997 compared to the first half of 1996 is primarily attributable to lower inventories and prepaid expenses offset by higher accounts receivable and accrued liabilities.

    Cash used in investing activities for the first half of 1997 is attributable to capital expenditures of $2.7 million and net purchase of short-term investments of $1.4 million.

    Financing activities for the first half of 1997 consisted primarily of the repurchase of the Company's Common Stock for an aggregate of $5.1 million. From January 1996 through the end of the second quarter of 1997, the Company's Board of Directors has approved the repurchase of an aggregate of $11.0 million of the Company's Common Stock in several stock repurchase programs, of which the Company had repurchased 1,141,000 shares at an aggregate cost of $10.8 million through June 30, 1997. The Company repurchased 245,000 shares at a cost of $3.1 million during the first quarter of 1997 and 140,000 shares at a cost of $2.0 million during the second quarter of 1997. On July 22, 1997, the Company's Board of Directors authorized an additional $2.5 million to be used for an additional stock repurchase program.

    Working capital was $38.7 million as of June 30, 1997, compared to $38.8 million as of December 31, 1996 and includes cash and cash equivalents of $2.8 million and short-term investments of $22.2 million as of June 30, 1997.

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

Other Factors Affecting Future Operating Results

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical market conditions in the overall semiconductor industry and in the communications, industrial and computer segments of such industry in which the Company sells its products. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, the Company's products, especially those in the computer networking equipment market, have encountered significant pricing pressures that have affected the Company's gross margins in recent quarters. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 66% of the Company's net revenues in the first six months of 1997 and accounted for 8 of the 10 top selling products for the first six months of 1997. These 8 products constituted 54% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the remainder of 1997 and into 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when such or if such pricing pressures will lessen. Such pricing pressures will have an adverse affect in the Company's results of operations unless they can be offset by higher margins on other products or reduced operation expenses.

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

    The Company's market diversification and product development activities have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage any future growth effectively will require it to integrate its new employees into its overall operations, to continue to improve its operational, financial and management systems and to attract, train, motivate and manage its employees successfully. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.
                                       12

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

    On February 24, 1997, a former employee of Micro Linear filed a complaint in Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997 the case was dismissed and the parties agreed to submit the dispute to arbitration. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

    Although the Company believes that the resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that such actions will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 28, 1997:

    (a)  The following Directors were elected:

                Directors                     Votes For         %
------------------------------------------- -------------- -------------
Arthur B. Stabenow                             11,002,456          95.4
Roger A. Smullen                               11,006,891          95.5
Jeffrey D. West                                10,995,770          95.3
Joseph D. Rizzi                                10,999,905          95.4



    (b) The stockholders approved the following proposals:

                                                                Number of Common Shares Voted
                  Proposal                                For           %        Against      Abstain
                  ----------------------------------- ------------- ---------- ------------- -----------

                  1) Amendment to increase the
                     number of shares of  the
                     Company's Common stock
                     reserved for future issuance        4,280,035       59.4     2,913,132      15,337
                     under the Company's 1991 Stock
                     Option Plan by 834,000 shares

                  2) Amendment of the Company's
                     1991 Stock Option Plan for an
                     annual increase in the number       3,892,849       53.8     3,320,817      20,837
                     of shares available for
                     issuance thereunder.

                  3) Amendment to increase the
                     number of shares of the
                     Company's Common Stock
                     reserved for future issuance        6,847,767       91.5       615,638      17,237
                     under the Company's 1994 Stock
                     Option Plan by 175,000 shares.

                  4) Ratification of the
                     appointment of Price
                     Waterhouse LLP as the
                     Company's independent              11,407,504       98.9       111,916      11,507
                     accountants.

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

































                             MICRO LINEAR CORPORATION

Date: August 12, 1997        By:  /s/ J. PHILIP RUSSELL
                                  ---------------------
                                  J. Philip Russell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)