Form 10-Q
period 1997-09-30
MICRO LINEAR CORP /CA/
filed 1997-11-10
CIK 875359

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

                For the Quarterly Period Ended September 30, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding as of September 30, 1997 was 11,744,505.


                                                 TABLE OF CONTENTS

                                                                                                    Page
         PART I.     FINANCIAL INFORMATION

         Item 1.     Financial Statements
                      Consolidated Condensed Statements of Income for the three and nine months
                      ended September 30, 1997 and                                                    3
                      1996..........................................

                     Consolidated Condensed Balance Sheets at September 30, 1997 and December         4
                     31, 1996....................................................................

                     Consolidated Condensed Statements of Cash Flows for the nine months ended
                     September 30, 1997 and 1996.................................................     5

                     Notes to Consolidated Condensed Financial Statements........................     6

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                        Operations...............................................................     8

         PART II.    OTHER INFORMATION

         Item 1.     Legal Proceedings...........................................................     14

         Item 6.     Exhibits and Reports on Form 8-K............................................     14

         SIGNATURES..............................................................................     15



                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         MICRO LINEAR CORPORATION
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)
                                 (In thousands, except per share amounts)

                                                              Three Months Ended                     Nine Months Ended
                                                      ------------------------------------  -------------------------------------
                                                       September 30,      September 30,      September 30,       September 30,
                                                            1997               1996               1997                1996
                                                      -----------------  -----------------  -----------------   -----------------
Net revenues.......................................           $15,036            $11,713            $50,675             $40,671
Cost of revenues...................................             8,405              5,681             24,799              15,461
                                                      -----------------  -----------------  -----------------   -----------------
   Gross profit....................................             6,631              6,032             25,876              25,210
Operating expenses:
   Research and development........................             2,893              2,648              8,725               8,519
   Selling, general and administrative.............             2,863              2,745              9,469               8,580
                                                      -----------------  -----------------  -----------------   -----------------
                                                                5,756              5,393             18,194              17,099
                                                      -----------------  -----------------  -----------------   -----------------
   Income from operations..........................               875                639              7,682               8,111
Interest and other income..........................               331                352                994               1,068
Interest expense...................................               (69)               (76)              (210)               (233)
                                                      -----------------  -----------------  -----------------   -----------------
   Income before taxes.............................             1,137                915              8,466               8,946
Provision for income taxes.........................               409                366              3,048               3,578
                                                      -----------------  -----------------  -----------------   -----------------
   Net income......................................          $    728           $    549           $  5,418            $  5,368
                                                      =================  =================  =================   =================

Net income per share...............................          $   0.06           $   0.04          $    0.41            $   0.40
                                                      =================  =================  =================   =================

Shares used in computing net income per share......            12,679             13,125             13,185              13,384
                                                      =================  =================  =================   =================

See  accompanying   notes  to  unaudited   consolidated   condensed financial statements.


                                         MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands, except share and per share amounts)

                                                                                            September 30,            December 31,
                                                                                                 1997                    1996
                                                                                             (Unaudited)           (See note below)
                                                                                         ---------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................                $3,881                $4,385
   Short-term investments..............................................................                22,572                20,798
   Accounts receivable, net of allowance for doubtful accounts of $288 and $243........                 7,681                 4,372
   Inventories.........................................................................                 7,841                10,456
   Deferred tax assets.................................................................                 4,499                 4,499
   Other current assets................................................................                 1,178                 2,077
                                                                                         ---------------------   -------------------
     Total current assets..............................................................                47,652                46,587
                                                                                         ---------------------   -------------------
Property, plant and equipment..........................................................                41,941                38,095
Less accumulated depreciation and amortization.........................................               (19,763 )             (16,441)
                                                                                         ---------------------   -------------------
                                                                                                       22,178                21,654
Other assets...........................................................................                   709                   791
                                                                                         ---------------------   -------------------
       Total assets....................................................................               $70,539               $69,032
                                                                                         =====================   ===================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable....................................................................              $  3,726              $  2,732
   Accrued liabilities.................................................................                 3,900                 3,580
   Deferred income on shipments to distributors........................................                 1,783                 1,270
   Current portion of long-term debt...................................................                   152                   209
                                                                                         ---------------------   -------------------
     Total current liabilities.........................................................                 9,561                 7,791
                                                                                         ---------------------   -------------------
Long-term debt.........................................................................                 2,859                 2,972
                                                                                         ---------------------   -------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000
     None issued and outstanding.......................................................                     -                     -
   Common stock, $.001 par value
     Authorized shares 30,000,000; issued shares 13,080,505 and 12,810,080; outstanding
       shares 11,744,505 and 12,054,080 ...............................................                    13                    13
   Additional paid-in capital..........................................................                51,835                50,501
   Retained earnings...................................................................                18,854                13,435
   Treasury stock, 1,336,000 and 756,000 shares at cost................................               (12,583 )             (5,680)
                                                                                         ---------------------   -------------------
     Total stockholders' equity........................................................                58,119                58,269
                                                                                         ---------------------   -------------------
       Total liabilities and stockholders' equity......................................               $70,539               $69,032
                                                                                         =====================   ===================

Note: The balance sheet at December 31, 1996 has been derived from the consolidated audited financial statements at that date.



                                         MICRO LINEAR CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                               Nine Months Ended
                                                                    -----------------------------------------
                                                                     September 30,           September 30,
                                                                          1997                   1996
                                                                    -----------------      ------------------
Cash provided by operating activities...........................             $10,855                  $6,912

Investing activities:
   Capital expenditures.........................................              (3,846 )                (7,116 )
   Purchases of short-term investments..........................             (32,735 )               (16,009 )
   Sales of short-term investments..............................              30,961                  18,380
                                                                    -----------------      ------------------
     Net cash used in investing activities......................              (5,620 )                (4,745 )

Financing activities:
   Principal payments under capital lease obligations and debt..                (170 )                  (414 )
   Proceeds from issuance of common stock.......................               1,334                     688
   Acquisition of treasury stock................................              (6,903 )                (3,558 )
                                                                    -----------------      ------------------
     Net cash used in financing activities......................              (5,739 )                (3,284 )
                                                                    -----------------      ------------------

Net decrease in cash and cash equivalents.......................                (504 )                (1,117 )
Cash and cash equivalents at beginning of period................               4,385                   4,175
                                                                    -----------------      ------------------
Cash and cash equivalents at end of period......................              $3,881                  $3,058
                                                                    =================      ==================

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

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present the financial information included. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year or any subsequent, interim period.

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

4) During the three months ended September 30, 1997, three customers accounted for 15%, 11% and 6% of total sales, respectively. During the nine months ended September 30, 1997, three customers accounted for 14%, 14% and 11% of total sales, respectively.

5)   Inventories consist of the following (in thousands):

                                           September 30,         December 31,
                                                1997                 1996
                                          -----------------     ---------------
            Raw Materials..............        $  702              $ 1,688
            Work-in-process............         5,521                6,398
            Finished Goods.............         1,618                2,370
                                              -------              -------
                                               $7,841              $10,456
                                               ======              =======


6) Cash used for the nine months ended September 30, 1997 was $1,741,000 for incomes taxes and $233,000 for interest.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the third quarter of 1997 was 36% compared to 40% for the third quarter of 1996. The effective tax rate for the third quarter of 1997 and the third quarter of 1996 differs from the federal statutory income tax rate primarily due to state income taxes, net of federal research credits and, for 1997, the benefit from a foreign sales corporation.

                                   (Unaudited)

8) From January 1996 through the end of the third quarter of 1997, the Company's Board of Directors approved the repurchase of an aggregate of $13.5 million of the Company's Common Stock in stock repurchase programs, of which the Company had repurchased 1,336,000 shares at an aggregate cost of $12.6 million through September 30, 1997. The Company repurchased 195,000 shares at a cost of $1.8 million during the third quarter of 1997 and 580,000 shares at a cost of $6.9 million during the first nine months of 1997. Subsequent to the end of the third quarter of 1997, the Company's Board of Directors approved an additional $1.5 million to be for the stock repurchase program.

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

                               Three Months Ended             Nine Months Ended
                                   September 30,                 September 30,
                              ------------------------      -------------------------
Earnings Per Share:             1997           1996           1997            1996
                              ---------      ---------      ---------       ---------

Basic.....................    $   0.06       $   0.04       $   0.46        $   0.43
                              =========      =========      =========       =========
Diluted...................    $   0.06       $   0.04       $   0.41        $   0.40
                              =========      =========      =========       =========


10) In June 1997, the FASB issued Statement No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with a same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. The disclosures prescribed by FAS 130 must be made beginning with the first period of 1998.

11)  A discussion of certain pending legal  proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 1997. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

   Net Revenues

    Net revenues were $15.0 million for the third quarter of 1997, a 28% increase over net revenues of $11.7 million for the third quarter of 1996 and a 23% decrease over net revenues of $19.5 million for the second quarter of 1997. Net revenues were $50.7 million for the first nine months of 1997, a 25% increase over net revenues of $40.7 million for the first nine months of 1996. Net revenues for the third quarter of 1997 compared to the third quarter of 1996 increased 36% in the communications market, 123% in the industrial market and decreased 49% in the computer market. Net revenues for the third quarter of 1997 compared to the second quarter of 1997 increased 21% in the industrial market and decreased 29% and 50% in the communications and computer markets, respectively. Net revenues for the first nine months of 1997 compared to the first nine months of 1996 increased 32% in the communications market, 39% in the industrial market and decreased 9% in the computer market.

    The Company's markets are characterized by intense competition, relatively short product life cycles and rapid technological changes. In addition, these markets have undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a market slowdown, especially in the networking segment of the communications market.

    Sales of networking products have constituted a substantial majority of the Company's net revenues since the second half of 1995. Net revenues in the networking segment were $8.9 million for the third quarter of 1997, a 47% increase over net revenues of $6.1 million in the networking segment for the third quarter of 1996 and a 30% decrease over net revenues of $12.7 million in the networking segment for the second quarter of 1997. Sales of the Company's networking products accounted for approximately 64% and 57% of net revenues in the nine months of 1997 and 1996. The networking segment is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking segment has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market segment.

International net revenues were $7.8 million, or 52% of net revenues, for the third quarter of 1997, compared to $3.6 million, or 31% of net revenues, for the third quarter of 1996 and $11.6 million, or 60% of net revenues, for the second quarter of 1997. International revenues were $27.5 million, or 54% of net revenues, for the first nine months of 1997, compared to $14.7 million, or 36% of net revenues, for the first nine months of 1996. The increase in international revenues for the third quarter of 1997 compared to the third quarter of 1996 and the first nine months of 1997 compared to the first nine months of 1996 was due to the combination of stronger demand for the Company's products in Asia and Europe and more Asia Pacific subcontract work for domestic customers. The decrease in international revenues for the third quarter of 1997 compared to the second quarter of 1997 was due to reduced subcontract work from domestic customers.

    Domestic distributor revenues were approximately 17% of net revenues for each of the third quarters of 1997 and 1996 and 13% of net revenues for the second quarter of 1997. Domestic distributor revenues were approximately 16% of net revenues for both the first nine months of 1997 and first nine months of 1996, respectively. The Company currently expects net revenues to domestic distributors as a percentage of total net revenues to remain at approximately the same level as the third quarter of 1997. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers; however, revenue is recognized by the Company upon shipment to international representatives.

    During the three months ended September 30, 1997, three customers accounted for 15%, 11% and 6% of total sales, respectively. During the nine months ended September 30, 1997, three customers accounted for 14%, 14% and 11% of total sales, respectively.

    The Company's bookings rate was $13.4 million for the third quarter of 1997, a 16% decrease compared to net bookings of $16.0 million for the second quarter of 1997. The bookings in the third quarter of 1997 in the communications market segment decreased approximately 14% compared to the second quarter of 1997 primarily due to lower orders for both domestic and Taiwan networking customers. The bookings in the third quarter of 1997 in the computer market segment decreased approximately 34% compared to the second quarter of 1997 mainly due to lower orders for bus and octal transceiver products. The bookings in the third quarter of 1997 in the industrial market segment decreased approximately 9% compared to the second quarter of 1997 primarily due to lower orders in battery management products. The Company's revenues and results of operations will be materially and adversely affected in the fourth quarter of 1997 due to these reduced bookings and would be materially adversely affected in future periods if reduced bookings continue.

   Gross Margin

    The Company's gross margin decreased to 44% in the third quarter of 1997 from 52% in the third quarter of 1996 and decreased to 51% for the first nine months of 1997 from 62% for the first nine months of 1996 primarily due to a change in product mix, higher inventory charges and higher per unit costs resulting from lower manufacturing utilization. The Company's newer communications products, which generally carry a higher gross margin than other products, have also experienced pricing pressures resulting in a negative impact to gross margin.

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

    Research and development expenses were $2.9 million, or 19% of net revenues, for the third quarter of 1997, compared to $2.6 million, or 23% of net revenues, for the third quarter of 1996 and $3.3 million, or 17% of net revenues, for the second quarter of 1997. Research and development expenses were $8.7 million, or 17% of net revenues, for the first nine months of 1997, compared to $8.5 million, or 21% of net revenues, in the first nine months of 1996. The slight increase in research and development expenses in absolute dollars in the third quarter of 1997 compared to the third quarter of 1996 is primarily attributable to an increase in staffing levels and mask expenses offset by fewer purchases of expensed inventory. The slight increase in research and development expenses in absolute dollars in the first nine months of 1997 compared to the first nine months of 1996 is primarily attributable to an increase in staffing levels offset by fewer purchases of expensed inventory. The decrease in absolute dollars in the third quarter of 1997 compared to the second quarter of 1997 is primarily attributable to a decrease in staffing, mask and travel costs. In the fourth quarter of 1996, the Company announced the establishment of a design center in Cambridge, England. Since December 1996, the Company has hired a managing director and three design engineers. The Company expects to add additional design engineers in Cambridge throughout the remainder of 1997 and 1998. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars.

   Selling, General and Administrative

    Selling, general and administrative expenses were $2.9 million, or 19% of net revenues, for the third quarter of 1997, compared to $2.7 million, or 23% of net revenues, for the third quarter of 1996 and $3.3 million, or 16% of net revenues, for the second quarter of 1997. Selling, general and administrative expenses were $9.5 million, or 19% of net revenues, for the first nine months of 1997 compared to $8.6 million, or 21% of net revenues, for the first nine months of 1996. The increase in absolute dollars in the third quarter of 1997 compared to the third quarter of 1996 is primarily attributable to an increase in commissions due to higher revenues, as well as increased bonus and staffing costs partially offset by a decrease in travel costs. The increase in absolute dollars in the first nine months of 1997 compared to the first nine months of 1996 is primarily attributable to an increase in staffing levels and increased commissions due to higher revenues. The decrease in absolute dollars in the third quarter of 1997 compared to the second quarter of 1997 is primarily attributable to a decrease in staffing and travel costs. The Company expects selling, general and administrative spending to remain relatively constant as a percentage of sales revenues from quarter to quarter.

   Interest and Other Income and Interest Expense

    Interest  and other  income  was $0.3  million  for each of the first  three
quarters  of  1997  and  the  third  quarter  of  1996.   Interest  expense  was
insignificant for the first three quarters of 1997 and the third quarter of 1996.

    New Accounting Pronouncements

    In February 1997, the FASB issued statement No. 128 (FAS 128) "Earnings Per Share". In June 1997, the FASB issued statement No. 130 (FAS 130) "Reporting Comprehensive Income". For a description of these statements see notes 9 and 10 of the notes to the unaudited Consolidated Condensed Financial Statements. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. The disclosures prescribed by FAS 130 must be made beginning with the first quarter of 1998.

   Provision for Income Taxes

    The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for third quarter of 1997 was 36% compared to 40% for the third quarter of 1996. The effective tax rate for the third quarter of 1997 and the third quarter of 1996 differs from the federal statutory income tax rate primarily due to state income taxes, net of federal research credits and, for 1997, the benefit from a foreign sales corporation.

Liquidity and Capital Resources

    During the last several years, the Company has financed its operations and capital requirements principally through cash flow from operations. Operations provided $10.9 million of net cash during the first nine months of 1997, an increase of $3.9 million over the first nine months of 1996. In the first nine months of 1997, additional net income, lower inventories and higher current liabilities were partially offset by increased accounts receivables causing a net increase in operating cash flow.

    Cash used in investing activities for the first nine months of 1997 is attributable to capital expenditures of $3.8 million and net purchases of short-term investments of $1.8 million.

    Financing activities for the first nine months of 1997 consisted primarily of the repurchase of the Company's Common Stock for an aggregate of $6.9 million. From January 1996 through the end of the third quarter of 1997, the Company's Board of Directors approved the repurchase of an aggregate of $13.5 million of the Company's Common Stock in stock repurchase programs, of which the Company had repurchased 1,336,000 shares at an aggregate cost of $12.6 million through September 30, 1997. The Company repurchased 195,000 shares at a cost of $1.8 million during the third quarter of 1997 and 580,000 shares at a cost of $6.9 million during the first nine months of 1997. Subsequent to the end of the third quarter of 1997, the Company's Board of Directors approved an additional $1.5 million to be for the stock repurchase program.

    Working capital was $38.1 million as of September 30, 1997, compared to $38.9 million as of December 31, 1996 and includes cash and cash equivalents of $3.9 million and short-term investments of $22.6 million as of June 30, 1997.

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

Other Factors Affecting Future Operating Results

    The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical market conditions in the overall semiconductor industry and in the communications, industrial and computer segments of such industry in which the Company sells its products. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Although the Company has not generally experienced material decreases in its average selling prices over time, the Company's products, especially those in the computer networking equipment market, have encountered significant pricing pressures that have adversely affected the Company's gross margins in recent quarters. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

    A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 64% of the Company's net revenues in the first nine months of 1997 and accounted for 8 of the 10 top selling products for the first nine months of 1997. These 8 products constituted 46% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the remainder of 1997 and into 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressures will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The Company's motion for summary judgment was denied. The Company is now responding to the Plaintiff's offer for a settlement.


    On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

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

































                                    MICRO LINEAR CORPORATION

Date: November 7, 1997              By:  /s/ J. PHILIP RUSSELL
                                    ---------------------
                                    J. Philip Russell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)