Form 10-K
period 1997-12-31
MICRO LINEAR CORP /CA/
filed 1998-03-27
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________
                                    Form 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                   For the Fiscal Year Ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of February 22, 1998, was approximately $82,139,460. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 22, 1998 was 11,611,202.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be held May 28, 1998 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                                   TABLE OF CONTENTS
                                                                                                                     Page
     PART I.
     Item 1.           Business.....................................................................................   3
     Item 2.           Properties...................................................................................  17
     Item 3.           Legal Proceedings............................................................................  18
     Item 4.           Submission of Matters to a Vote of Security Holders..........................................  18

     PART II.
     Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters....................  19
     Item 6.           Selected Financial Data......................................................................  20
     Item 7.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................................................  21
     Item 8.           Financial Statements and Supplementary Data..................................................  28
     Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           47

     PART III.
     Item 10.          Directors and Executive Officers of the Registrant...........................................  48
     Item 11.          Executive Compensation.......................................................................  48
     Item 12.          Security Ownership of Certain Beneficial Owners and Management...............................  48
     Item 13.          Certain Relationships and Related Transactions...............................................  48

     PART IV.
     Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  49

     SIGNATURES.....................................................................................................  52



                                     PART I

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth throughout Part I and elsewhere in this Form 10-K.

Item 1.  Business

     Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets. The Company's products provide highly integrated systems-level solutions for a variety of applications, including local area networks, video, telecommunications, power management, lamp ballast, motor control and data conversion. The Company utilizes its proprietary design techniques and BiCMOS, Bipolar and CMOS manufacturing processes to produce proprietary and application specific products that enable systems designers to achieve increased levels of systems integration and reduce system costs.

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

     Facilitate Rapid Time to Market. Micro Linear utilizes innovative Bipolar and BiCMOS tile array design methodologies on some products to expedite the development of cost-effective, high performance analog and mixed signal circuits. These methodologies enable Micro Linear to reduce time to market for those standard product designs and to modify such designs rapidly to satisfy specific customer requirements. This tile array approach enables Micro Linear to offer its customers many of the advantages of custom circuits with significantly lower development cost, reduced technical risk and faster time to market.

     Establish Multiple Sources of Wafer Supply. The Company has established relationships with outside foundries for its wafer requirements in order to avoid the substantial fixed costs and capital expenditures associated with maintaining its own wafer fabrication facility. Micro Linear seeks to obtain at least two sources of wafer supply for each of its manufacturing processes in an effort to obtain competitive wafer pricing and reduce the risk of supply shortages. This practice enables the Company to devote more of its resources to the design, development and marketing of its products and to access diverse manufacturing technologies. Micro Linear has chosen to use foundry specific BiCMOS technologies for certain products. These proprietary technologies are single sourced.

Markets, Applications and Products

     The Company develops standard and semi-standard products for a variety of applications within the communications, computer and industrial markets. The Company has focused primarily on products for use with applications in local area networks, video and power management. Within these markets the Company supplies products to 10 different application segments with focus on local area networks, bus products, video, power supply, battery management and motor controllers. The Company intends to continue the expansion of its applications, product offerings and customer base.

     The Company's approach to new product development is driven primarily by application specific requirements within its targeted markets. The Company relies upon its engineering and marketing personnel to identify market opportunities for new high performance products, to maintain close working relationships with targeted customers, to determine product opportunities that apply to a broad range of customers within the Company's target markets and to define mixed signal products for specific applications.

     The following table illustrates the three major markets and the various applications and product categories served by the Company:

  COMMUNICATIONS             COMPUTER                   INDUSTRIAL
LOCAL AREA NETWORKS    BUS PRODUCTS              POWER MANAGEMENT
 - ETHERNET             - BUSSCSI TERMINATORS     - SWITCHED-MODE POWER SUPPLY
 - 10/100  ETHERNET     - HIGH SPEED ANALOG       - POWER FACTOR CONTROL
 - FDDI                   BUFFERS                 - BATTERY MANAGEMENT
 - TOKEN RING           - CLOCK GENERATORS        - FLUORESCENT LIGHT BALLAST
 - ATM                                            - LCD BACK LIGHT CONTROL
                       VIDEO PRODUCTS             - INDUSTRIAL MOTOR CONTROL
TELECOMMUNICATIONS      - FILTERS
 - VOICE BAND NCTE      - CLOCK GENERATION       DATA CONVERSION
                          AND LOCKING             - A/D CONVERTERS
                        - VIDEO A/D               - D/A CONVERTERS

                       MASS STORAGE
                        - HARD DISK DRIVE
                        - MAGNETIC TAPE DRIVES
                        - SPINDLE MOTOR CONTROL

   Communications Market -- Local Area Network Circuits

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

     The Company's local area network circuits are designed to allow for the transmission of electronic signals over various media, such as twisted pair copper wire and fiber optic cable. The Company's fiber optic quantizers respond to very small, fast signals from fiber optic receiver ports and restore the signal to larger amplitudes with a minimum of signal and timing distortion. In 1988, Micro Linear developed the first fiber optic quantizer and transceiver for Ethernet fiber optic links between network hubs. In 1993, Micro Linear developed the first twisted pair transceiver for the fiber distributed digital interface
(FDDI) that runs at 125 megabits per second. The Company is also a supplier of circuits into 100Mb Ethernet applications which are gradually displacing the 10Mb Ethernet networks.

   Communications Market -- Telecommunications Circuits

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

   Computer Market -- Bus Circuits

     The Company offers a family of bus products that provide performance improvements to the digital interfacing of data, address buses and clocking by utilizing analog circuit techniques to overcome the limitations of digital design solutions. These devices such as high-speed buffers and bus terminators are used in personal computers, workstations, file servers and embedded applications of microprocessors.

   Computer Market -- Video Circuits

     In 1996, Micro Linear added a new line of products to its portfolio - video circuits. This product line applies the Company's analog expertise to video functions such as filters, clock synchronization and generation as well as encoders and decoders. The resulting circuits can be used in video teleconferencing, video editing, LCD projectors, set top and web television applications. As an extension of PC applications, the Company believes that applications for video teleconferencing, computer - television interface and video editing will offer a growth opportunity over the next several years.

   Computer Market -- Mass Storage Circuits

     Micro Linear supplies analog circuits which are used in Winchester hard disk drives ("HDDs"), magnetic tape drives and removable media drives. These data storage devices are incorporated into personal computers, workstations and other office automation products. Although Micro Linear has significant experience in the area of high speed, signal level processing that has been used in many of its products the Company is no longer doing any new product design in this segment.

   Industrial Market -- Power Management Circuits

     Micro Linear has focused its power management product development efforts in four areas: switched-mode power supply, power factor control, DC to DC converters to manage battery power and fluorescent lamp ballast controllers. The trend toward smaller, lighter weight and more power-efficient computer and other portable electronic systems has created significant opportunities for advanced power supply controllers and battery management devices. The Company's products address the needs of systems designers for power management circuits that can deliver the necessary power in a highly efficient manner, while extending battery life and minimizing heat, size and weight.
  Industrial Market -- Motor Control   Industrial Market -- Motor Control



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

   Industrial Market -- Data Conversion Circuits

     Micro Linear currently offers a line of nineteen analog-to-digital converters and six digital to analog converters. Micro Linear's 12 bit analog to digital circuits utilize a proprietary, patented self- calibrating method for conversion.

Sales and Distribution

     Micro Linear targets high growth markets by designing its products into the electronic systems of systems manufacturers within the communications, computer and industrial markets. The Company seeks to achieve design wins by focusing its sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by the Company's direct sales managers who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell the Company's products directly to customers and are assisted by the Company's Field Applications Engineers (FAE's) and applications engineering group. The Company's field sales offices are located in San Jose, Boston and Chicago.

     The Company currently sells its products in North America through 16 independent sales representative organizations and two distributors. In 1997 and 1996, sales to Insight Electronics, a domestic distributor, represented 15% and 14% of the Company's net revenues, respectively. In 1995, sales to Amtron International, a domestic distributor, and Insight Electronics represented 12% and 13% of the Company's net revenues, respectively. In 1997, 1996 and 1995, sales through the Company's domestic distributors represented approximately 17% of net revenues for each year. The Company defers recognition of revenue and gross margin derived from sales to domestic distributors until such distributors resell the Company's products to their customers. In addition, the Company offers its domestic distributors product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory, which the Company believes is typical in the semiconductor industry. To date, product returns under this policy have not had a material effect on the Company's operating results.

     Outside of the United States, the Company's products are sold direct to international customers and through 16 independent international sales representatives and distributors, which accounted for approximately 53%, 38% and 31% of the Company's net revenues in 1997, 1996 and 1995, respectively. The Company expects international sales to continue to represent a significant portion of product sales. The Company defers the gross margins from shipments to international distributors until such distributors notify the Company of product sales to their customers. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, changes in legislation or regulations relating to the import or export of products, delays resulting from difficulty in obtaining export licenses for certain technology, trade barriers, tariff increases, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships. Through the end of 1997, the Company had not experienced any negative impact as a result of the financial and stock market dislocations that occurred in the Asian financial markets. However, there can be no assurance that regulatory, geo-political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices of the Company's products in local currencies and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties to date in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

     A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several years. During 1997, 1996 and 1995, the Company's top ten customers, excluding domestic distributors, accounted for approximately 52%, 47% and 50% of net revenues, respectively. The Company anticipates that it will continue to be dependent on a limited number of key customers for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. Furthermore, in view of the relatively short product life cycles in the computer network equipment and mass storage markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select circuits manufactured by one of the Company's competitors for inclusion in future product generations. The Company also is entirely dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

     A substantial majority of the Company's net revenues are derived from sales of products for the computer networking market. Sales of the Company's products to network equipment manufacturers accounted for approximately 65%, 57% and 47% of the Company's net revenues in 1997, 1996 and 1995, respectively. Sales of one of the Company's computer networking products represented 4%, 10% and 12% of the Company's net revenues during 1997, 1996 and 1995, respectively. The computer network equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in the last few years. The Company has attempted to expand its product mix and customer base and, as a result, does not currently expect that revenues from the computer networking market to increase significantly as a percentage of net revenues in 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer network equipment market.
acklog

Backlog

     At December 31, 1997, the Company's backlog was approximately $14.8 million, compared to approximately $14.9 million at December 31, 1996. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

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

     Bipolar. The Company's Bipolar products generally utilize Micro Linear's proprietary tile array design methodology which was developed to enhance time to market for application specific standard and semi-standard products. The Company's tile array circuits are arrays of component tiles of varying complexity which are prefabricated for specific market applications. Tile array designs, along with sophisticated computer-aided design (CAD) tools which simulate expected performance, allow short prototyping schedules for the high volume production of low cost, application specific products. The base-layers on a tile array Bipolar wafer are processed by the subcontracted foundries, producing a base tile array which contains a collection of transistors, diodes and passive components, such as resistors and capacitors. The final steps in the Company's Bipolar product manufacturing process are primarily performed in the Company's back-end manufacturing facility. These final steps consist of defining the two layers of metal interconnect and a protective layer of silicon dioxide. The wafer is unique when the interconnecting layers are defined. The Company inventories base wafers and determines the end product by defining the metal interconnect in-house, thereby reducing the development time for new products, as well as the response time for orders on Bipolar products which are in production. Wafers for certain high volume products are fabricated completely by subcontracted foundries.

     The Company uses its Bipolar technology for networking, mass storage and power management applications such as networking quantizer and transceivers, mass storage servo and motor control circuits, switched-mode power management circuits and DC to DC converters to manage battery power. Bipolar process technology offers certain advantages for many circuit implementation techniques compared to CMOS, such as lower noise, higher frequency, higher precision and higher speed for given line widths.

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

     In addition to the high volume 5 volt BiCMOS process, the Company is also utilizing a 18 volt BiCMOS process primarily for power management products and motor controllers. The Company's first products have been completed on a .8 micron BiCMOS process that will enable higher performance circuits with smaller feature sizes. These products are now phasing into production. Initial modeling efforts and designs have begun utilizing a .6 micron BiCMOS process. This process will offer smaller feature size and higher performance than the .8 micron process. If the production of these products does not proceed in a timely manner due to technical issues, manufacturing yield limitations or other factors, the Company's business and results of operations could be materially and adversely affected.

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

     The Company expects future BiCMOS circuit designs to be developed on both application specific functional arrays and full custom layouts. The Company currently uses its BiCMOS technology for its local area network transceivers, wireless radio, video products, bus products, motor controllers, power supply controllers and for battery management circuits. The inability of the Company to select and design BiCMOS products that satisfy particular market requirements, to succeed in having its BiCMOS products designed into its customers' electronic systems or to establish the Company as a preferred supplier of BiCMOS solutions within its targeted market areas would have a material adverse impact on the Company's business and operating results.

     The Company's success also depends upon its ability to develop new analog and mixed signal circuits for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into new product generations of leading systems manufacturers. The development of these new circuits is highly complex and from time to time the Company has experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achieving acceptable manufacturing yields and market acceptance of the Company's and its customers' products. There can be no assurance that the Company will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely manner or that such products will achieve market acceptance. In addition, there can be no assurance that the electronic systems manufactured by the Company's customers will be introduced in a timely manner or that such systems will achieve market acceptance. The Company's failure to develop and introduce new products successfully would materially and adversely affect its business and operating results. In particular, there can be no assurance that the Company will succeed in developing innovative BiCMOS circuits in a timely manner, that its BiCMOS circuits will be designed into the electronic systems of current or prospective customers or that the Company will be able to establish itself as a supplier of BiCMOS solutions within its targeted market applications. The Company's inability to introduce BiCMOS products in a timely manner or to obtain market acceptance of such BiCMOS products would materially and adversely affect the Company's business and operating results.

Manufacturing

     The Company believes that utilizing outside foundries to meet wafer supply requirements enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. The Company currently intends to continue to utilize its outside foundries for all of its wafer requirements. The Company's Bipolar wafers are manufactured by four foundries located in Japan, Germany and California. A substantial portion of the Company's Bipolar wafers are manufactured by one foundry in Japan and a substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company's dependence on a Taiwanese foundry for supply of BiCMOS wafers subjects the Company to risks associated with political instability in that region.

     All of the Company's foundries manufacture wafers utilizing the Company's proprietary processes, except for two foundries which manufacture wafers for the Company utilizing each foundry's proprietary BiCMOS process. Although the Company has implemented each of its own processes at more than one foundry in order to obtain multiple sources of supply for some of its products, to date, the Company has not developed multiple sources of wafer supply for all of its products. Multiple foundry sources for most of its products increase the Company's ability to supply its customers with those products and reduce the Company's dependency on any single foundry and any single circuit or chipset. In the event the Company is unable to implement each of its processes at more than one foundry or in the event that the Company is utilizing a foundry specific technology or in the event it is unable to manufacture one or more products at multiple foundries, the Company may be more likely to experience a shortage of wafer supply for certain products which could have a material adverse affect on the Company's business and operating results.

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

     Each die on all of the Company's wafers is electrically tested for performance compliance and the wafers are subsequently sent to subcontractors for assembly. After acceptance tests are performed on substantially completed Bipolar wafers, the Company adds the final metal interconnections. Subsequently, each die on the Company's Bipolar wafers is then electrically tested for performance compliance. The Company's CMOS and BiCMOS wafers are received fully completed. After acceptance tests are performed on the completed wafers, each die is electrically tested for performance compliance. During the assembly process, the wafers are separated into individual devices which are then placed in packages. Following assembly, the packaged units are returned to the Company for final testing and final inspection prior to shipment to customers. Extensive electrical testing is individually performed on all circuits at the Company's facilities, using advanced automated test equipment capable of high volume production to ensure that the circuits satisfy specified performance levels. From time to time, the Company has experienced difficulty in expeditiously completing testing of its products. If such problems are encountered in the future, shipments to customers could be delayed.

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

Research and Development

     Micro Linear believes that it is essential to define, design, develop and introduce new products offering technological innovations in order to take advantage of market opportunities and to compete successfully. The Company is currently engaged in the development of new standard and semi-standard products for a broad range of customer applications in the communications, computer and industrial markets. The Company's product development strategy is focused on highly integrated products providing increased levels of performance and functionality offering higher frequency, high or low operating voltage, depending upon the application, lower power and smaller size. The Company's development efforts are focused on the design of products based on certain foundry proprietary processes. To develop value-added mixed signal products for specific market categories, the Company must continue to obtain and develop extensive knowledge regarding its customers' systems. This "systems knowledge" is acquired through technical interactions with the Company's customers and potential customers in its targeted market categories. To this end, the Company has assembled a team of experienced analog and mixed signal engineers in a variety of disciplines, including design, systems, product, test, applications and marketing. The Company's engineers work to upgrade the Company's design methodology and process technologies, and to investigate and develop with its foundry partners new technologies for new generations of products.

     The Company's design engineers are organized into five design groups consisting of a total of approximately 40 research and development design engineers, supported by approximately 34 additional technical professionals in research, development and manufacturing engineering. In 1997, 1996 and 1995, the Company spent approximately $12.0 million, $11.2 million and $10.1 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition in many markets. The analog and mixed signal segment of the semiconductor industry is also highly competitive, and many semiconductor companies presently compete or could compete in one or more segments of the Company's target markets. Most of the Company's current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, many of the Company's competitors maintain their own wafer fabrication facilities, which the Company considers to be a competitive advantage. The Company's competitors vary in each product area. Its principal competitors in data communications are National Semiconductor Corporation ("NSC") and Level One Corporation. In the mass storage product area, the Company competes principally with Silicon Systems, Inc. (a subsidiary of Texas Instruments Incorporated). In the power management products area, its principal competitors are Linear Technology Corporation, Maxim Integrated Products and Unitrode Semiconductor. The Company also competes with manufacturers of discrete analog components, particularly for power management applications within the industrial market. As the Company attempts to expand its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies, particularly Japanese companies, have not traditionally focused on the high performance analog and mixed signal markets, they have the financial and technical resources to participate effectively in these markets, and there can be no assurance that they will not do so in the future. Because the Company does not currently manufacture its own semiconductor wafers, it is also vulnerable to process technology advances utilized by competitors to manufacture products offering higher performance and lower cost. Accordingly, the Company believes it is disadvantaged in comparison to larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities. In addition, certain of the Company's products are generally sole sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products. There can be no assurance that the Company will compete successfully with new or existing competitors in the future.

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

Patents and Licenses

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. To that end, the Company has obtained certain patents and intends to continue to seek patents on its inventions when appropriate. Specifically, the U.S. Patent and Trademark Office has issued eighteen patents and allowed ten more patents to the Company. The Company's issued patents expire from January, 2007 to November, 2017. The Company intends to continue to seek patents on its products, as appropriate, and currently has submitted applications for seventeen more U.S. patents with an additional nine patents in process. The Company believes that although these patents may have value, given the rapidly changing nature of the semiconductor industry, the Company depends primarily on the technical competence and creativity of its technical work force.

     The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive and there can be no assurance that patents, or any new patents that may be issued, will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents, mask-work rights, or copyrights on certain of the Company's products and technologies. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on the financial results of the Company. However, in the future, a third party could make a valid claim and if a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

     The Company currently does not have any third parties that have been granted license rights to manufacture and sell any of its products. The Company has no current plans to grant product licenses with respect to any products; however, the Company may find it necessary to enter into product licenses in the future in order, among other things, to secure foundry capacity. The Company has granted nontransferable, limited process licenses to each of its foundries to utilize the Company's proprietary processes to manufacture and sell wafers to other foundries.

Employees

     As of December 31, 1997, the Company had 252 full-time employees, 125 of whom were engaged in manufacturing (including test development, quality and materials functions), 74 in research and development, 37 in marketing, applications and sales, and 16 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

Executive Officers

    The executive officers the Company are as follows:

               Name                Age                            Position
Arthur B. Stabenow...............   59    Chairman of the Board, Chief Executive Officer and President
Carlos A. Laber..................   46    Vice President, Engineering
Chris A. Ladas...................   52    Vice President, Operations
Ray A. Reed......................   53    Vice President, Business Development
J. Philip Russell................   58    Vice President, Finance and Administration and Chief Financial Officer
John K. Stahl....................   51    Vice President, Sales
Paul E. Standish.................   55    Vice President, Marketing and Applications

     Mr. Stabenow has served as the Chief Executive Officer and a director of the Company since April 1986, and has served as Chairman of the Board since August 1989. Mr. Stabenow also served as President of the Company from April 1986 to January 1996 and since April 1996. Mr. Stabenow has over 30 years of experience in the semiconductor industry. From January 1979 to March 1986, Mr. Stabenow was employed as a Vice President and General Manager at NSC. Mr. Stabenow received his M.B.A. degree at the University of New Haven. Mr. Stabenow also serves as a member of the board of directors of Zoran Corporation and Applied Micro Circuits Corporation, both semiconductor manufacturers.

     Mr. Laber was promoted to Vice President, Engineering in December 1995 and prior to this time, he served as Director of Engineering and Senior Staff Design Engineer of the Company since January 1984. Prior to joining the Company, Mr. Laber was employed at NSC for 3 years as a Senior Staff Design Engineer, and at Intel Corporation for 3 years as a Design Engineer. Mr. Laber received his MSEE from the University of Minnesota.

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

     Mr. Reed joined the Company in January 1996 as Vice President, Business Development. From November 1993 to December 1995, Mr. Reed was a technical consultant to the semiconductor industry, accepting strategic assignments regarding product positioning and technical product content. From June 1979 to July 1993, Mr. Reed worked at NSC as Director of Telecommunications Products. Mr. Reed received his M.S.E.E. from the University of Michigan and his B.S.E.E. from the University of Arizona.

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

     Mr. Stahl joined the Company in March 1998 as Vice President, Sales. From 1994 to February 1998, Mr. Stahl was Vice President of Sales for Raytheon Semiconductor and was responsible for worldwide sales. From 1990 to 1994, Mr. Stahl was Director of Worldwide Sales for T.R.W. LSI Products, a semiconductor manufacturer. Prior to 1990, Mr. Stahl held sales positions with Texas Instruments, Signetics and N.E.C. Mr. Stahl received his B.S. degree in Mathematics from the University of Kentucky and his M.B.A. from Florida Atlantic University.

     Mr. Standish joined the Company in 1990 and has served as Vice President, Marketing and Applications since October 1991. Prior to joining the Company, Mr. Standish was employed at NSC for 17 years in various marketing and applications positions, including Director of Analog Product Marketing and Director of Automotive Marketing. Mr. Standish holds a B.S.E.E. degree from the University of Michigan.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

Item 2.  Properties

     The Company's executive offices and manufacturing facilities, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet. This property was acquired by the Company in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in October 1994 with a $3.4 million note payable over five years with principal amortized on a fourteen year basis. The Company leases sales offices in the metropolitan areas of Boston and Chicago. Micro Linear believes that its existing facilities are adequate to meet its current requirements.

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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The following table sets forth the high and low prices of the Company's Common Stock as quoted in the NASDAQ National Market for the periods indicated. As of February 22, 1998, there were approximately 414 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the NASDAQ National Market under the Symbol "MLIN."

                               Common Stock Prices


                                                        High        Low
Quarter ended December 31, 1997...................... $ 9 1/8    $ 7
Quarter ended September 30, 1997..................... $14 3/8    $ 8 5/16
Quarter ended June 30, 1997.......................... $20 1/4    $10 1/4
Quarter ended March 31, 1997......................... $13 3/4    $ 8 1/4

Quarter ended December 31, 1996...................... $ 8 1/4    $ 6 1/8
Quarter ended September 30, 1996..................... $ 9 3/4    $ 5 5/8
Quarter ended June 30, 1996.......................... $12 5/8    $ 7 1/2
Quarter ended March 31, 1996......................... $11 7/16   $ 7 5/16

Quarter ended December 31, 1995.....................  $16 1/8    $ 9 1/8
Quarter ended September 30, 1995....................  $18 5/8    $15
Quarter ended June 30, 1995.........................  $16 3/4    $ 9 1/8
Quarter ended March 31, 1995........................  $11 7/8    $ 7 7/8



     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data for the five-year period ended December 31, 1997, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                                                        December 31,
                                                  1997         1996         1995        1994        1993
                                              (In thousands, except per share data)
Statement of Operations Data:
  Net revenues..........................        $65,759       $54,057      $57,384    $41,721     $33,558
  Gross margin..........................        $34,205       $32,152      $31,657    $20,742     $14,962
  Income from operations................         $9,894        $9,390      $11,824     $3,208        $545
  Net income............................         $7,010        $6,703      $10,536     $2,880         $43
  Net income per share..................
    Basic                                          $0.59         $0.54        $0.87      $0.43      $0.01
    Diluted                                        $0.54         $0.51        $0.77     $0.25       $0.00

Weighted average shares used in per share
computations
    Basic                                        11,822        12,320       12,112      6,733       3,850
    Diluted                                      12,979        13,241       13,644     11,715      10,698


                                                                       December 31,
                                                1997          1996         1995         1994        1993
                                             (In thousands)
Balance Sheet Data:
  Working capital.......................       $39,922       $38,796      $41,321     $31,765     $14,489
  Total assets..........................       $72,025       $69,032      $67,971     $53,584     $41,631
  Long-term obligations, less current
     portion............................        $2,805        $2,972       $3,181      $3,738      $1,645
  Stockholders' equity..................       $59,321       $58,269      $55,847     $42,412     $28,950


                                          Quarterly Financial Data
                                                 (Unaudited)

                                                           Three Months Ended
                                   -------------------------------------------------------------------
                                    December 31,        September 30,       June 30,       March 31,
                                        1997                1997              1997            1997
                                   ----------------    ----------------    ------------    -----------
                                                 (In thousands, except per share data)

Net revenues...................         $15,084            $15,036          $19,502         $16,137
Gross margin...................         $ 8,329            $ 6,631          $10,063         $ 9,182
Net income.....................         $ 1,592            $   728          $ 2,486         $ 2,204
Net income per share...........
   Basic.......................         $  0.14            $  0.06          $  0.21         $  0.18
   Diluted.....................         $  0.13            $  0.06          $  0.19         $  0.17

                                    December 31,        September 30,       June 30,       March 31,
                                        1996                1996              1996            1996
                                   ----------------    ----------------    ------------    -----------
                                                 (In thousands, except per share data)

Net revenues...................         $13,386            $11,713          $13,631         $15,327
Gross margin...................         $ 6,943            $ 6,032          $ 8,947         $10,230
Net income.....................         $ 1,335            $   549          $ 1,836         $ 2,983
Net income per share...........
   Basic.......................         $  0.11            $  0.04          $  0.15         $  0.24
   Diluted.....................         $  0.11            $  0.04          $  0.14         $  0.22

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

Results of Operations

   Overview

     Micro Linear Corporation was founded in 1983. From its formation through 1990, the Company focused initially on application specific integrated circuits for particular customers and, subsequently, on application specific standard products, principally for the hard disk drive (HDD) industry. Commencing in 1991, the Company implemented a fundamental change in its business strategy to expand the markets and applications for its products and to lessen its dependence on the HDD industry. As a result of its diversification efforts, the Company substantially reduced its dependence on the HDD industry and HDD product sales accounted for less than 5% of net revenues for 1997. Micro Linear currently serves the communications, industrial and computer markets with a broad range of standard products for a variety of applications, including local area networks, mass storage, video, telecommunications, power management, battery management, motor control and data conversion. The Company utilizes three principal manufacturing process technologies, Bipolar, CMOS and BiCMOS, and has released approximately 130 new products over the last three years.

     Since the second half of 1995, sales of communication products have constituted a substantial majority of the Company's revenues. Specifically, such products represented approximately 69%, 63% and 53% of net revenues for 1997, 1996, and 1995, respectively. The communications market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the communications market has undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a slowdown in this market segment. The Company is attempting to reduce its dependency on the communications industry through various means, such as expanding its product mix and customer base.

     The Company's operating results are subject to quarterly and other fluctuations which may result from the timing and extent of process development costs, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, and competitive pricing pressures. Other factors which may result in operating fluctuations are the Company's ability to access advanced process technologies, the ability to introduce new products on a timely basis, market acceptance of the Company's and its customers' products, the timing of new product announcements and cyclical semiconductor industry conditions. Moreover, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. As a result of the foregoing or other factors, the Company expects to continue to experience material fluctuations in its future operating results on a quarterly or annual basis.

Annual Results of Operations

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:


                                                                            Year Ended December 31,
                                                                           1997       1996       1995
     Net revenues...................................................      100.0%      100.0%     100.0%
     Cost of revenues...............................................       48.0        40.5       44.8
       Gross margin.................................................       52.0        59.5       55.2
     Operating expenses:
       Research and development.....................................       18.2        20.6       17.6
       Selling, general and administrative..........................       18.8        21.5       17.0
               Total operating expenses.............................       37.0        42.1       34.6
     Income from operations.........................................       15.0        17.4       20.6
     Interest income (expense), net.................................        1.7         2.0        2.1
     Income before provision for taxes..............................       16.7        19.4       22.7
     Provision for taxes on income..................................        6.0         7.0        4.3
     Net income.....................................................       10.7%       12.4%      18.4%


   Net Revenues

     Net revenues were $65.8 million for 1997, $54.1 million for 1996 and $57.4 million for 1995. Net revenues in 1997 increased 22% over net revenues in 1996 and 1996 net revenues decreased 6% over 1995. The Company serves three principal market segments, computer, communications and industrial. Net revenues for 1997 compared to 1996 increased 33% in the communications market, 31% in the industrial market and decreased 20% in the computer market. Net revenues for 1996 compared to 1995 increased 12% in the communications market and decreased 22% in the industrial market and 32% in the computer market. The Company expects to report for its first fiscal quarter ending March 31, 1998 a decline in net revenues of approximately 15% to 20% from the $15.1 million of revenue recorded in the quarter ended December 31, 1997. The anticipated revenue decline is the result of softness in business demand which has resulted in lower than expected turns orders thus negatively impacting overall revenue levels for the first quarter. The Company also expects first quarter 1998 earnings to be below the $0.13 per share reported in the fourth quarter of 1997.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial majority of the Company's net revenues. Revenues in the networking sub-market for 1997 were $42.9 million, or 65% of net revenues, compared to $30.7 million, or 57% of net revenues, for 1996 and $26.9 million, or 47% of net revenues, for 1995. Networking net revenues in absolute terms increased in 1997 compared to 1996 and 1996 compared to 1995 due primarily to new product introductions, new customers and overall market growth in the networking segment. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the immediate future. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International revenues for 1997 totaled $34.6 million, or 53% of net revenues, compared to $20.3 million, or 38% of net revenues, for 1996 and $18.0 million, or 31% of net revenues, for 1995. The increase in international revenues in 1997 compared to 1996 and 1995 was due to stronger demand for the Company's products in Asia and Europe. International revenues in 1995 exclude shipments to Amtron. A significant portion of Amtron's purchases were sold to Samsung Electronics and other Korean customers. There were no Samsung sales to Amtron in 1997 and 1996, compared to 12% of net revenues in 1995. Through the end of 1997, the Company had not experienced any negative impact as a result of the financial and stock market dislocations that occurred in the Asian financial markets.

     Domestic distributor revenues were approximately 17% of total net revenues for each of 1997, 1996 and 1995. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

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

     The Company's gross margin declined to 52% in 1997 from 60% in 1996, primarily due to lower average selling prices related to competitive pricing pressures, especially in the communications market which represents a substantial majority of the Company's net revenues. Gross margins increased to 60% in 1996 from 55% in 1995, primarily due to lower per unit manufacturing costs as a result of higher manufacturing utilization, and a shift in product mix to higher margin products.

     The Company's gross margin is adversely impacted by the costs associated with installing new processes at its foundries. Although the Company has recently been able to mitigate the adverse impact on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries, there can be no assurance that the Company will not be required to incur significant expenses in the future to develop, or obtain access to, advanced process technologies and to transfer and install such technologies at one or more of its foundries, which could have a material adverse effect on gross margin in the future.

     The Company currently purchases its wafers from six wafer suppliers. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements. Approximately one-third of the Company's bipolar wafers are purchased from a wafer foundry in Japan and have pricing contracts that are tied to currency fluctuations of the yen. Wafer pricing for this foundry is adjusted every 6 months, either up or down, depending on the movement of the yen. The Company does not expect to be significantly impacted by this pricing agreement and as a result does not enter into foreign currency hedging arrangements. However, due to the uncertainty of the currency markets and the recent fluctuations of the yen versus the U.S. dollar, there can be no assurance that significant swings in currency will not have a material adverse effect on gross margin in the future due to the impact of such fluctuations on this contract or other contracts the Company has with foundries in Japan.

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

     Research and development expenses were $12.0 million for 1997, or 18% of net revenues, compared to $11.2 million, or 21% of net revenues, in 1996 and $10.1 million, or 18% of net revenues, in 1995. The increase in research and development in absolute dollars in 1997 compared to 1996 is primarily attributable to the addition of personnel associated with the Company's new design center in Cambridge, England. The increase in research and development in absolute dollars in 1996 compared to 1995 is primarily attributable to higher prototype product costs associated with new product development. The Company expects to add additional design engineers in Cambridge throughout the remainder of 1998. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars.

   Selling, General and Administrative

     Selling, general and administrative expenses were $12.3 million for 1997, or 19% of net revenues, compared to $11.6 million, or 22% of net revenues, in 1996 and $9.7 million, or 17% of net revenues, in 1995. The increase in absolute dollars in 1997 compared to 1996 is primarily attributable to higher staffing levels, an increase in sales commissions due to higher net revenues, increased business conference costs, and increased professional fees. The increase in absolute dollars in 1996 compared to 1995 is primarily attributable to an increase in staffing levels, increased travel costs and legal fees associated with a litigation matter. The Company expects additional spending increases in absolute dollars in selling, general and administrative expenses in the future.

   Interest and Other Income and Interest Expense

     Interest and other income was $1.3 million for 1997, $1.4 million for 1996 and $1.6 million for 1995. The decrease in 1997 over 1996 and 1996 over 1995 were due to lower average cash balances and lower interest rates. Interest income is affected by changes in the Company's cash balance as well as prevailing interest rates. Interest expense was $0.3 million for each of 1997 and 1996 and $0.4 million for 1995.

   Provision for Income Taxes

     The Company's effective tax rates for 1997 and 1996 were 36% compared to 19% for 1995. The higher effective tax rate in 1996 compared to 1995 was due principally to the full utilization of all remaining federal net operating loss and tax credit carryforwards in fiscal 1995. The effective tax rates for 1997 and 1996 differ from the statutory income tax rate primarily due to state income taxes, net of federal research credits. The effective tax rate for 1995 differs from the statutory income tax rate primarily as a result of utilization of net operating loss and tax credit carryforwards and adjustments of the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

     Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $11.9 million of net cash during 1997, an increase of $3.9 million over 1996. The increase in 1997 cash from operations is primarily attributable to decreased inventory levels and deferred tax assets and higher accounts payable partially offset by higher accounts receivable balances at the end of 1997.

     Cash used in investing activities for 1997 is attributable to capital expenditures of $4.3 million and the net purchase of short-term investments of $0.1 million. The Company currently expects capital expenditures to be approximately $4.0 million in 1998 and as of December 31, 1997 had capital commitments for 1998 of approximately $.8 million.

     Financing activities for 1997 consist primarily of the repurchase of the Company's common stock for $8.3 million. From January 1996 through the end of 1997, the Board of Directors approved the repurchase of an aggregate of $15.0 million of the Company's Common Stock in stock repurchase programs. Through December 31, 1997, the Company has repurchased 1,512,000 shares at an aggregate cost of $14.0 million through the end of 1997. Subsequent to year end, the Company had repurchased a total of 130,000 shares of its Common Stock for $1.0 million as of February 22, 1998 and the Board of Directors approved an additional $1.5 million in January 1998 to be used for the stock repurchase program. The Company also generated $1.7 million of proceeds from common stock issued under employee stock option and purchase plans.

     Working capital amounted to $39.9 million as of December 31, 1997 and includes cash and cash equivalents of $5.2 million and short-term investments of $20.7 million.

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

Other Factors Affecting Future Operating Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Competitive pricing pressures are expected to continue in the future, especially in the communications market, and may have a material adverse effect on the Company's gross margin. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

     A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 65% of the Company's net revenues in 1997 and accounted for 8 of the Company's 10 top selling products for 1997. These 8 products constituted approximately 43% of the Company's revenues for the same period. The Computer networking equipment market is characterized by intense competition relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue into 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

     In June 1997, the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. The Company currently estimates that the impact of adopting SFAS 130 will be insignificant. The disclosures prescribed by FAS 130 are effective for fiscal 1998.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently believes that it operates in one segment as defined by SFAS 131 and therefore believes that the impact of SFAS 131 on the Company's financial statement disclosures will be insignificant. The disclosures prescribed by SFAS 131 are effective for fiscal 1998.

   Year 2000

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. At this time, the Year 2000 compliance expense and related potential effect of the Company's earnings are estimated to be insignificant. As of March 26, 1998 the Company has not identified any loss contingencies related to the year 2000 issues for products it has sold.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements



                                                                                                               Page
Report of Price Waterhouse LLP, Independent Accountants...................................................      29
Report of Ernst and Young LLP, Independent Auditors.......................................................      30
Consolidated Balance Sheets as of December 31, 1997 and 1996..............................................      31
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995....................      32
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995......      33
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995................      34
Notes to Consolidated Financial Statements................................................................      35


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on pages 48 present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiaries at December 28, 1997, and the results of their operations and their cash flows for the year ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
January 21, 1998


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Micro Linear Corporation

     We have audited the accompanying consolidated balance sheet of Micro Linear Corporation as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Linear Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

San Jose, California
January 20, 1997




                                         MICRO LINEAR CORPORATION

                                       CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)


                                                                                         December 31,
                                                                                       1997       1996
Assets
Current assets:
  Cash and cash equivalents...................................................        $5,210      $4,385
  Short-term investments......................................................        20,653      20,798
  Accounts receivable, net of allowance for doubtful accounts of $530 and
     $243 at December 31, 1997 and 1996, respectively.........................        10,367       4,372
  Inventories.................................................................         7,823      10,456
  Deferred tax assets.........................................................         4,461       4,499
  Other current assets........................................................         1,307       2,077
     Total current assets.....................................................        49,821      46,587
Property, plant and equipment, net............................................        21,523      21,654
Other assets..................................................................           681         791
          Total assets........................................................       $72,025     $69,032

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................        $3,612      $2,732
  Accrued compensation and benefits...........................................         1,688       1,402
  Deferred income on shipments to distributors................................         2,695       2,249
  Accrued commissions.........................................................           848         555
  Other accrued liabilities...................................................           889         644
  Current portion of long-term debt...........................................           167         209
     Total current liabilities................................................         9,899       7,791
Long-term debt................................................................         2,805       2,972

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.001 par value
     Authorized shares 5,000,000
       None issued............................................................            --          --
  Common stock, $.001 par value
     Authorized shares 30,000,000
     Issued shares 13,168,003 and 12,810,080 at December 31, 1997 and 1996,
respectively
     Outstanding shares 11,656,003 and 12,054,080 at December 31, 1997 and 1996,          13          13
respectively..................................................................
  Additional paid-in capital..................................................        52,890      50,501
  Retained earnings...........................................................        20,445      13,435
  Treasury stock, at cost, 1,512,000 and 756,000 shares at December 31, 1997 and     (14,027)     (5,680)
1996, respectively
     Total stockholders' equity...............................................        59,321      58,269
          Total liabilities and stockholders' equity..........................       $72,025     $69,032

                     See accompanying notes to the consolidated financial statements.




                                         MICRO LINEAR CORPORATION

                                    CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share amounts)


                                                                           Years Ended December 31,
                                                                         1997         1996          1995
Net revenues.....................................................      $65,759       $54,057      $57,384
Cost of revenues.................................................       31,554        21,905       25,727
  Gross margin...................................................       34,205        32,152       31,657
Operating expenses:
  Research and development.......................................       11,962        11,157       10,119
  Selling, general and administrative............................       12,349        11,605        9,714
                                                                        24,311        22,762       19,833
  Income from operations.........................................        9,894         9,390       11,824
Interest and other income........................................        1,337         1,392        1,609
Interest expense.................................................         (278)         (308)        (426)
  Income before provision for taxes..............................       10,953        10,474       13,007
Provision for taxes..............................................        3,943         3,771        2,471
  Net income.....................................................       $7,010        $6,703      $10,536

Net Income Per Share:

Basic:
  Net income per share...........................................         $0.59         $0.54         $0.87
  Weighted average number of shares used in per share computation       11,822        12,320        12,112
Diluted:
  Net income per share...........................................         $0.54         $0.51         $0.77
  Weighted average number of shares used in per share computation       12,979        13,241        13,644






                       See accompanying notes to consolidated financial statements.



                                         MICRO LINEAR CORPORATION

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (In thousands, except share amounts)




                                                              Retained
                                                      Additional    Earnings                  Total
                                     Common Stock      Paid-in    (Accumulated   Treasury  Stockholders'
                                   Shares     Amount   Capital      Deficit)      Stock       Equity
Balance at December 31,            11,951,577   $12    $46,204      $(3,804)          --     $42,412
1994.............................
 Exercise of stock options
  and warrants...................     401,764    --        563           --           --         563
 Shares purchased under
  employee stock purchase plan...     102,178    --        805           --           --         805
 Tax benefit of options exercised          --    --      1,450           --           --       1,450

 Amortization of deferred
  compensation...................          --    --         81           --           --          81
 Net income......................          --    --         --       10,536           --      10,536
Balance at December 31, 1995.....  12,455,519     12    49,103        6,732           --     $55,847
 Exercise of stock options
  and warrants...................     253,505      1       384           --           --         385
 Shares purchased under employee
  stock purchase plan............     101,056     --       659           --           --         659
 Tax benefit of options exercised          --     --       274           --           --         274

 Amortization of deferred
  compensation...................          --     --        81           --           --          81
 Purchase of treasury stock .....    (756,000)    --        --           --       (5,680)     (5,680)
 Net income......................          --     --     6,703        6,703
Balance at December 31, 1996.....  12,054,080     13    50,501       13,435       (5,680)     58,269
 Exercise of stock options.......     238,767      --       882          --           --         882
 Shares purchased under employee
  stock purchase plan............     119,156      --       770          --           --         770
 Tax benefit of options exercised          --      --       686          --           --         686

 Amortization of deferred
  compensation...................          --      --        51          --           --          51
 Purchase of treasury stock......    (756,000)     --        --          --       (8,347)     (8,347)
 Net income......................          --      --      7,010      7,010
Balance at December 31, 1997.....  11,656,003      $13   $52,890    $20,445     ($14,027)    $59,321






                       See accompanying notes to consolidated financial statements.


                                         MICRO LINEAR CORPORATION

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                                                                 Years Ended December 31,

                                                                                ----------------------------
                                                                                  1997     1996      1995
Operating activities:
    Net income.........................................................          $7,010    $6,703   $10,536
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization....................................           4,542     3,316     3,331
      Tax effect from employee  stock plans............................             686       274     1,450
      Deferred income tax (benefit) provision                                        38    (1,047)   (2,437)
      Amortization of deferred compensation............................              51        81        81
    Changes in assets and liabilities:
      Accounts receivable..............................................          (5,995)    2,199    (1,574)
      Inventories......................................................           2,633    (1,470)   (2,709)
      Other current assets and other assets............................             770    (1,185)     (342)
      Accounts payable.................................................             880      (844)      860
      Accrued compensation, accrued commissions and other liabilities..             824       103        95
      Deferred income on shipments to distributors.....................             446       (85)     1195
        Net cash provided by operating activities......................          11,885     8,045    10,486
Investing activities:
    Capital expenditures...............................................          (4,301)   (8,164)   (6,785)
    Purchases of short-term investments................................         (35,897)  (25,836)  (39,023)
    Sales and maturities of short-term investments.....................          36,042    31,337    16,111
        Net cash provided by (used in) investing activities............          (4,156)   (2,663)  (29,697)
Financing activities:
    Principal payments under capital lease obligations and debt........            (209)     (535)   (1,198)
    Proceeds from issuance of common stock.............................           1,652     1,043     1,368
    Purchase of treasury stock of the Company..........................          (8,347)   (5,680)       --
        Net cash provided by (used in) financing activities............          (6,904)   (5,172)      170
    Net increase (decrease) in cash and cash equivalents...............             825       210   (19,041)
    Cash and cash equivalents at beginning of period...................           4,385     4,175    23,216
    Cash and cash equivalents at end of period.........................          $5,210    $4,385    $4,175
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest.........................................................          $  280    $  310    $  387
      Income taxes.....................................................          $1,856    $6,161    $3,810


                       See accompanying notes to consolidated financial statements.


                            MICRO LINEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

   Organization

     Micro Linear Corporation (the "Company") designs, develops, and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer, and industrial markets for sale primarily in North America, Asia and Europe. The Company operates in a single industry segment.

   Basis of Presentation

     The Company operates on a 52- or 53 -week fiscal year, ending on the Sunday closest to December 31. Fiscal years 1997, 1996 and 1995 ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively and each was comprised of 52 weeks. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year for convenience.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates

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

   Revenue Recognition and Deferred Income

     Revenue from product sales to customers other than sales to domestic distributors are recorded when products are shipped. Sales made to domestic distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors. Gross margin from shipments to international distributors is deferred until those distributors notify the Company of product sales to end users.

     Export revenues, primarily to the Far East, represented 53%, 38% and 31% for the years ended December 31, 1997, 1996 and 1995, respectively.

     In fiscal 1997, three customers accounted for 15%, 15% and 10% of net revenues, respectively. In fiscal 1996, two customers accounted for 15% and 14% of net revenues, respectively. In fiscal 1995, three customers accounted for 13%, 12% and 11% of net revenues, respectively.

   Cash Equivalents

     Cash equivalents consist of investments with original maturities at the date of acquisition of ninety days or less that have insignificant interest rate risk.

   Short-Term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities."

     The Company has classified debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     The following is a summary of available-for-sale securities at December 31, 1997 and 1996 (in thousands):


                                                                            1997           1996
                                                                             Cost           Cost
       U.S. government obligations...................................     $  6,054        $12,423
       Commercial paper..............................................       16,744         10,734
                                                                           $22,798        $23,157

       Amounts included in short-term investments....................      $20,653        $20,798
       Amounts included in cash and cash equivalents.................        2,145          2,359
                                                                           $22,798        $23,157

     At December 31, 1997 and 1996, the estimated fair value approximated cost, and the amount of gross unrealized gains and gross unrealized losses were not significant. All available-for-sale securities mature in one year or less. There were no significant gross realized gains or losses for the years ended December 31, 1997, 1996 and 1995.

   Fair Value of Financial Instruments

     The Company records its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturates. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

   Inventory

     Inventory is stated at the lower of cost (on a first-in, first-out basis) or market (estimated net realizable value).

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization for financial reporting purposes are provided on the straight-line basis over the estimated useful lives of the assets. The Company depreciates machinery and equipment over 5 years, buildings over 40 years, building improvements over 10 and 20 years, equipment purchased on lease termination and personal computers over 2 years. Assets under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the shorter of the assets useful lives or the lease term.

   Net Income Per Share

     In the fourth quarter of fiscal 1997, the Company adopted the net income per share calculation methodology prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. All prior year net income per share amounts in this Form 10-K have been restated in accordance with SFAS 128.

   Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company has provided additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation" - See Note 5.

   Concentrations of Credit Risk

     The Company primarily sells its products to original equipment manufacturers and distributors. The Company believes the concentrations of credit risk in its trade receivables with its customer base are mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant. The Company also has short-term cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. The Company's accounts receivable balances with customers based in Asia at December 31, 1997 and 1996 comprise 40% and 23% of accounts receivable, respectively.

   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. The Company currently estimates that the impact of adopting SFAS 130 will be insignificant. The disclosures prescribed by FAS 130 are effective for fiscal 1998.

    In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company currently believes that it operates in one segment as defined by SFAS 131 and therefore believes that the impact of SFAS 131 on the Company's financial statement disclosures will be insignificant. The disclosures prescribed by SFAS 131 are effective for fiscal 1998.

   Financial Presentation

     Certain prior-year amounts have been reclassified to conform with the 1997 financial statement presentation.

2.  Supplemental Financial Information

   Inventories consist of the following (in thousands):


                                                                             December 31,
                                                                          1997        1996
          Raw materials..............................................   $   712     $  1,688
          Work-in-process............................................     5,100        6,398
          Finished goods.............................................     2,011        2,370
                                                                         $7,823     $ 10,456

Property, plant and equipment consist of the following (in thousands):


                                                                               December 31,
                                                                           1997         1996
          Land.......................................................   $  2,850     $  2,850
          Buildings and improvements.................................      9,873        9,345
          Machinery and equipment....................................     29,673       25,900
                                                                          42,396       38,095
          Accumulated depreciation and amortization..................     20,873       16,441
          Net property, plant and equipment..........................    $21,523      $21,654



3.  Long-term Debt

     In October 1994, the Company entered into a $3,400,000 promissory note. The note bears interest at 9.125% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. Approximately $2,972,000 and $3,124,000 were outstanding under the loan as of December 31, 1997 and December 31, 1996, respectively.

     In February 1997, the Company paid off a promissory note that bore interest at 7.25% per annum and was secured by equipment purchased with proceeds from a previous loan.

     Maturities of long-term debt are as follows (in thousands):

                                                                      As of
                                                                   December 31,
                                                                      1997

         1998....................................................     $   167
         1999....................................................       2,805


4.  Net Income Per Share

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):

                                                               Year Ended December 31,
                      -----------------------------------------------------------------------------------------------------------
                                    1997                               1996                                 1995
                      ---------------------------------  ----------------------------------  ------------------------------------

                                                  Per-                                Per-                                 Per-
                         Income        Shares    Share      Income       Shares      Share     Income       Shares        Share
                      (Numerator) (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)   Amount

Basic Income Per
Share:
Net income available
 to common
 stockholders            $7,010        11,822    $0.59      $6,703       12,320      $0.54     $10,536        12,112      $0.87

Effect of dilutive
securities:
 Stock options                          1,157                               921                                1,532


Diluted Income Per
Share:
 Net income available
  to common assuming
  stockholders
  dilution               $7,010       12,979     $0.54      $6,703       13,241      $0.51     $10,536        13,644      $0.77





     Options to purchase 413,780, 1,086,130 and 317,210 shares of common stock at weighted average prices of $12.53, $11.35 and $14.99 per share were outstanding during 1997, 1996 and 1995 respectively but were not included in the respective computation of diluted income per share because the exercise prices of such options were greater than the average market price of the common shares. The options, which expire periodically from 2005 through 2007, were still outstanding at the end of each respective year.

5.  Stockholders' Equity

   Preferred Stock

     The Board of  Directors  has the  authority,  without any  further  vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares compromising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights, all without approval by the holders of common stock. No such preferred stock was issued or outstanding anytime during fiscal years 1997, 1996 and 1995.

   Common Stock

     Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid.

     The following summarizes all shares of common stock reserved for issuance as of December 31, 1997:

                                                                      Number of
                                                                        Shares
                                                                     -----------
Issuable upon:
 Exercise of stock options, including options available for grant    3,714,049
 Purchase under Employee Stock Purchase Plan                           132,610
                                                                    ------------
                                                                     3,846,659
                                                                    ============


     From January 1996 through the end of 1997, the Company's Board of Directors approved the repurchase of an aggregate of $15.0 million of the Company's common stock in stock repurchase programs. Through December 28, 1997, the Company had repurchased 1,512,000 shares at an aggregate cost of $14.0 million. During each of fiscal 1997 and 1996, the Company repurchased 756,000 shares at a cost of $8.3 million and $5.7 million, respectively. Subsequent to year end, the Company had repurchased a total of 130,000 shares of its common stock for $1.0 million as of March 26, 1998 and the Board of Directors approved an additional $1.5 million in January 1998 to be used for the stock repurchase program.

   Stock Option Plans

     The Company adopted the 1983 Incentive Stock Option Plan (1983 Plan), under which employees and consultants had been granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value at the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value at the date of grant, as determined by the Board of Directors. No stock options were granted with an exercise price at less than fair value on the date of grant. The 1983 Plan expired in March 1994.

     In August 1992, the Company adopted the 1991 Stock Option Plan (1991 Plan), under which employees and consultants may be granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value on the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value on the date of grant, as determined by the Board of Directors. To date, no stock options have been granted with an exercise price at less than the fair value on the date of grant.

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

    Information with respect to the employee 1983 and 1991 plans is summarized as follows:

                                                                                Outstanding Options
                                                             Available      Number     Weighted Average
                                                             For Grant     of Shares    Exercise Price
    Balance at December 31, 1994.........................     274,724     1,956,653           $1.97
      Options authorized.................................     940,000            --              --
      Options granted....................................   (1,280,730)   1,280,730          $11.16
      Options exercised..................................          --      (387,846)          $1.38
      Options canceled...................................     342,194      (342,194)          $6.04
      Options expired....................................     (11,428)          --              --
    Balance at December 31, 1995.........................     264,760     2,507,343           $6.20
      Optiona authorized.................................     510,000            --              --
      Options granted....................................   (1,925,290)   1,925,290           $7.08
      Options exercised..................................          --      (253,505)          $1.50
      Options canceled...................................   1,603,325    (1,603,325)          $9.25
      Options expired....................................      (8,176)           --              --
    Balance at December 31, 1996.........................     444,619     2,575,803           $5.42
      Options authorized.................................     834,000            --              --
      Options granted....................................    (647,281)      647,281          $10.59
      Options exercised..................................          --      (221,167)          $3.87
      Options canceled...................................     328,598      (328,598)          $7.73
      Options expired....................................        (806)           --           $1.38
    Balance at December 31, 1997.........................     959,130     2,673,319           $6.52
    Options exercisable at:
         December 31, 1997                                                1,001,206           $4.03
         December 31, 1996                                                  702,461           $2.46
         December 31, 1995                                                  607,387           $1.67


     During 1997, the Company's Board of Directors and Stockholders approved an amendment to the Company's 1991 Plan to increase the number of shares reserved for issuance thereunder by 834,000. Additionally, the Board of Directors and Stockholders approved an amendment to the Company's 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance thereunder of 4% of the Company's fully diluted shares for a two year period commencing on January 1, 1998.

     In January 1998, the Board of Directors approved the repricing of all incentive stock options granted above $7.50 per share. The repricing does not include incentive stock options granted to any member of the Company's Board of Directors or the CEO. Prior options granted totaled 1,433,730 shares at prices ranging between $7.50 and $19.00. Employees had the choice of exchanging any stock options granted for new options that would have a new exercise price of $7.375. All of the new options will retain the original vesting structure but restart the vesting period with the vesting commencement date to be January 27, 1998.


   Director Stock Option Plan

     Prior to the adoption of its Director Stock Option Plan (see below) the Company offered to its non-employee directors the right to purchase 4,800 shares of common stock per year at the fair value on the date of the offer, as determined by the Board of Directors. Such offers vested at a rate of one-twelfth of the shares subject to the offer for each full month following the vesting commencement date, as determined by the Board of Directors, provided that the purchaser remained a member of the Board of Directors. As of December 31, 1997, offers to purchase 9,600 shares were outstanding and exercisable at a price of $2.50 per share.

     The Director Stock Option Plan (the Director Plan) was adopted in October 1994 and amended in March 1997. Under the Director Plan the Company is authorized to issue non-qualified stock options to purchase up to 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares on the date on which the later of the following events occur: (a) October 13, 1994, or (b) the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. All outside directors who had rights to receive options issuable on October 13, 1994 pursuant to the Director Plan have waived such rights and no options were issued as of such date. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least 6 months upon the date of re-election.

     The 10,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter and the 7,000 share grant vests monthly over a twelve-month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Directors Plan.

     Option activity of the Director's stock options is as follows:

                                                                Options Outstanding
                                                       --------------------------------------
                                        Available       Number of         Weighted Average
                                        For Grant         Shares           Exercise Price
                                       ------------    -------------    ---------------------
Balance at December 31, 1994                80,000           28,800                  $  2.13
    Granted                               (19,200)           19,200                   $13.38
    Exercised                               -               (9,600)                  $  1.94
                                       ------------    -------------
Balance at December 31, 1995                60,800           38,400                  $  7.80
    Granted                               (27,200)           27,200                   $10.00
    Canceled                                 2,800          (2,800)                   $11.13
                                       ------------    -------------
Balance at December 31, 1996                36,400           62,800                   $11.42
    Granted                               (31,000)           31,000                   $14.72
    Exercised                               -              (17,600)                  $  6.73
    Canceled                                 8,400          (8,400)                   $12.41
                                       ------------    -------------
Balance at December 31, 1997                13,800           67,800                   $11.41
                                       ============    =============

Options exercisable at:
    December 31, 1997                                        36,800                  $  8.63
    December 31, 1996                                        48,800                  $  5.92
    December 31, 1995                                        35,200                  $  5.65



   Employee Stock Purchase Plan

     The Company adopted an Employee Stock Purchase Plan (1994 Purchase Plan) in October 1994. An aggregate of 455,000 shares of the Company's common stock have been reserved for issuance under the 1994 Purchase Plan. The 1994 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the Purchase Plan in 1997, 1996 and 1995 were 119,156, 101,056 and 102,178 shares of common stock at an average price of $770,000, $659,000 and $805,000, respectively. During 1997, the Company's Board of Directors and stockholders approved an amendment to the Company's Purchase Plan to increase the number of shares reserved for issuance by 175,000 shares.

   Pro Forma Net Income Per Share

     Pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employer stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the multiple option approach with the following weighted-average assumptions:


                                        Employee Stock
                                         Purchase Plan                   Stock Option Plans
                               ----------------------------------   ------------------------------
                               1997        1996         1995        1997        1996       1995
                               --------    ---------    ---------   --------    -------    -------
Expected Life (in years)           0.5          0.5          0.5       3.16        2.9        2.9
Risk-free interest rate          5.27%        5.25%        6.04%       5.6%       6.2%       6.2%
Volatility                         .86          .83          .68        .85        .76        .76
Dividend yield                    -           -            -           -          -          -


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which significantly differ from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the time to exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair value of shares issued under the Employee Stock Purchase Plan granted during 1997, 1996 and 1995 was $3.42, $3.30 and $5.04, respectively. The weighted average estimated fair value of options granted under the employee and director stock option plans during 1997, 1996 and 1995 was $5.79, $2.39 and $5.93, respectively

     The following table summarizes information about all stock options at December 31, 1997

                                                 Options Outstanding                                 Options Exercisable
                                -------------------------------------------------------     ---------------------------------------
                                                     Weighted-Average
                                      Number             Remaining      Weighted-Average          Number
                   Range of         Outstanding      Contractual Life   Exercise Price          Exercisable      Weighted-Average
                   Exercise       at December 31,         (Years)                             at December 31,     Exercise Price
                    Prices             1997                                                        1997
                --------------- -------------------- ------------------ ---------------     -------------------- ------------------

                    $0.38                     3,580         1.5              $0.38                        3,580       $0.38
                     $0.62 -                614,201         5.0              $1.36                      528,644       $1.36
                         $1.38
                     $2.50 -                552,095         8.4              $5.76                      189,815       $5.08
                         $7.03
                $7.13 - $11.13            1,220,138         8.3              $8.00                      287,047       $8.33
                      $11.25 -              351,105         9.1             $12.60                       12,925      $12.96
                        $18.38
                                --------------------
                                                                                            ====================
                                          2,741,119         7.7              $6.64                    1,022,011       $4.15
                                ====================                                        ====================


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options vesting period. The Company's pro forma information follows (in thousands, except for net income per share information):

                                                    Years ended
                                                   December 31,
                                   ----------------------------------------------
                                      1997             1996             1995
                                   ------------     ------------     ------------
Net Income:
  As reported..................      $7,010           $6,703           $10,536
  Pro Forma....................      $4,948           $4,798          $  9,597

Net Income Per Share:
  Basic as reported............      $  0.59          $  0.54         $   0.87
  Diluted as reported..........      $  0.54          $  0.51         $   0.77

  Pro Forma Basic..............      $  0.42          $  0.39         $   0.79
  Pro Forma Diluted............      $  0.38          $  0.36         $   0.70


6.  401(k) Tax Deferred Savings Plan

     The Company has a 401(k) Tax Deferred Savings Plan (the 401(k) Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $9,500 during 1997. Subsequent to year end, the 401(k) annual maximum contribution has been increased to $10,000. Effective October 27, 1997, the 401(k) Plan was amended to provide that the Company would begin making a discretionary matching contribution up to $80 per pay period to all employees who are contributing to the 401(k) Plan. Prior to October 27, 1997, the Company was making a discretionary matching contribution up to $40 per pay period to all employees who were contributing to the 401(k) Plan. The Company's contribution to the 401(k) Plan was approximately $260,000, $205,000 and $148,000 for 1997,
1996 and 1995, respectively.

7.  Income Taxes

    The provisions for taxes consist of the following (in thousands):




                                                                            December 31,
                                                                     1997         1996      1995
          Federal:
            Current...........................................     $3,692       $4,342    $4,352
            Deferred..........................................       $257       (1,102)   (2,350)
                                                                    3,949        3,240    2,002
          State:
            Current...........................................        213          598      634
            Deferred..........................................       (219)         (67)    (165)
                                                                       (6)         531      469
          Provision for taxes on income.......................     $3,943       $3,771    $2,471

     The tax benefits resulting from disqualifying dispositions by employees who acquired shares under the Company's incentive stock option plan and from the exercise of nonqualified stock options reduced taxes currently payable as shown above by $686,000 in 1997, $345,000 in 1996 and $1,450,000 in 1995. Such
benefits were credited to additional paid-in capital.

    The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income before provision for taxes is explained below (in thousands):

                                                                                 December 31,
                                                                       1997            1996         1995
Tax at federal statutory rate..................................       $3,833         $3,666      $4,552
State tax, net of federal benefit..............................          352            345         305
Adjustment of valuation allowance..............................           --             --      (2,197)
Research credits...............................................         (408)          (204)         --
Foreign sales corporation......................................         (221)            --          --
Other..........................................................          387            (36)       (189)
Provision for taxes............................................       $3,943         $3,771      $2,471

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      December 31,
                                                                                  1997           1996
Deferred tax assets:
  Inventory valuation.....................................................      $2,514         $2,939
  Deferred revenue........................................................       1,125            904
  Other accruals and reserves not yet deductible for tax purposes.........         879            720
  Other...................................................................         212            316
Total deferred tax assets.................................................       4,730          4,879
Deferred tax liabilities:
  Other...................................................................         269            380
Total deferred tax liabilities............................................         269            380
Total net deferred tax assets.............................................      $4,461         $4,499

8.  Commitments and Contingencies

   Legal Proceedings

     A discussion of certain  pending legal  proceeding is included in Item 3 of
Part I of the Company's Form 10-K for the fiscal year ended December 31, 1997. The Company continues to believe that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

   Lease Commitment

     The Company has various equipment operating leases. The Company's rental expenses under operating leases in the years ended December 31, 1997, 1996 and 1995 totaled approximately $157,000, $122,000 and $61,000, respectively. Future minimum lease payments for all leases are as follows (in thousands):


                            Fiscal Year
     1998.................................................             33
     1999.................................................             22
     2000.................................................              7
     2001.................................................              6
     Total minimum lease payments.........................            $68

Purchase Commitments

     The Companys's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but requires repayment of all expenses to date. As of December, 31, 1997, foundries had incurred approximately $1.6 million of manufacturing expenses on the Company's outstanding purchase orders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.


                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

     (a) Executive Officers -- See the section entitled "Executive  Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. List of Financial Statements and Financial Statement Schedules

     The following financial statements of Micro Linear Corporation are included in Item 8 hereof:

         Report of Price Waterhouse LLP, Independent Accountants

         Report of Ernst and Young LLP, Independent Auditors

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         2.  Supplement Schedules

         The following financial statement schedule of Micro Linear Corporation is included in Item 14(2):

         Schedule II Valuation and Qualifying Accounts

         Other schedules have not been filed because they are not applicable or the required information has been included in the consolidated financial statements.


                                                                                             SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS


                                                                        Charged
                                                         Balance at    to Costs                Balance at
                                                          Beginning       and      Deduction     End of
          Descriptions                                    of Period    Expenses       (1)        Period
Year Ended December 31, 1995
  Allowance for Doubtful Accounts..................         $242           $60        $62         $240
Year Ended December 31, 1996
  Allowance for Doubtful Accounts..................         $240           $60        $57         $243
Year Ended December 31, 1997
  Allowance for Doubtful Accounts..................         $243          $287         $0         $530
__________

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

     10.10(1)*   Executive  Bonus  Agreement  between  Arthur  B.  Stabenow  and
                 Registrant dated as of March 14, 1994.
     10.12(1)**  License and  Manufacturing  Agreement  between Think-O Electric
                 Company and Registrant dated as of April 1, 1994.
     11.1 Statement Regarding Computation of Earnings Per Share.
     23.1 Consent of Price Waterhouse LLP, Independent Accountants
     23.2 Consent of Ernst and Young LLP, Independent Auditors.
     27.0 Financial Data Schedule

     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.


     **  Confidential treatment granted as to certain portions of this exhibit.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no.33-83546), as amended, filed on September 1, 1994.

(2) Incorporated by reference from the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1995.

    (b)  Reports on Form 8-K.

         None.

    (c)  Exhibits.

         See (a) above.

    (d)  Financial Statement Schedules.

         See (a) above.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 27th day of March, 1998.

                                MICRO LINEAR CORPORATION

                                By       /s/  ARTHUR B. STABENOW
                                              Arthur B. Stabenow
                               Chairman , Chief Executive Officer and President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature                               Title                        Date

/s/ARTHUR B. STABENOW    Chairman, Chief Executive Officer and   March 27, 1998
                         President
   Arthur B. Stabenow    (Principal Executive Officer)

/s/  J. PHILIP RUSSELL   Chief Financial Officer (Principal      March 27, 1998
     J. Philip Russell   Financial and Accounting Officer)

/s/  DAVID L. GELLATLY   Director                                March 27, 1998
     Dave L. Gellatly

/s/  JOSEPH D. RIZZI     Director                                March 27, 1998
     Joseph D. Rizzi

/s/  ROGER A. SMULLEN    Director                                March 27, 1998
     Roger A. Smullen

/s/  JEFFREY D. WEST     Director                                March 27, 1998
     Jeffrey D. West



                                INDEX TO EXHIBITS

                                                                                        Page

Exhibit 11.1 Statement Re Computation of Earnings Per Share....................          54

Exhibit 23.1 Consent of Price Waterhouse LLP, Independent Accountants..........          55

Exhibit 23.2 Consent of Ernst and Young, Independent Auditors..................          56

