Form 10-Q
period 1998-03-31
MICRO LINEAR CORP /CA/
filed 1998-05-12
CIK 875359

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the Quarterly Period Ended March 31, 1998

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

     The number of shares of the Registrant's Common Stock outstanding net of shares held in treasury as of April 26, 1998 was 11,683,710.


                                           TABLE OF CONTENTS

                                                                                                                     Page
    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and 1997           3

                Consolidated Condensed Balance Sheets at March 31, 1998, and at December 31, 1997............            4

                Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and
                1997,........................................................................................            5

                Notes to Consolidated Condensed Financial Statements.........................................            6

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                         9

    PART II.    OTHER INFORMATION

    Item 1.     Legal Proceedings............................................................................           14

    Item 6.     Exhibits and Reports on Form 8-K.............................................................           14

    SIGNATURES................................................................................................          15

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                           Three Months Ended March 31,
                                                                        ------------------------------------
                                                                            1998                 1997
                                                                        --------------     -----------------
Net revenues...........................................................      $12,239               $16,137
Cost of revenues.......................................................        5,611                 6,955
                                                                        --------------     -----------------
   Gross profit........................................................        6,628                 9,182
                                                                        --------------     -----------------
Operating expenses:
   Research and development............................................        3,239                 2,557
   Selling, general and administrative.................................        2,795                 3,438
                                                                        --------------     -----------------
                                                                               6,034                 5,995
                                                                        --------------     -----------------
   Income from operations..............................................          594                 3,187
Interest and other income..............................................          363                   328
Interest expense.......................................................          (67)                  (71)
                                                                        --------------     -----------------
   Income before taxes.................................................          890                 3,444
Provision for income taxes.............................................          320                 1,240
                                                                        --------------     -----------------
   Net income..........................................................       $  570              $  2,204
                                                                        ==============     =================

Net Income Per Share:

Basic:
   Net income per share................................................         $0.05                 $0.18
                                                                        ==============     =================
   Weighted average number of shares used in per share computation.....        11,650                11,995
                                                                        ==============     =================
Diluted:
   Net income per share................................................         $0.05                 $0.17
                                                                        ==============     =================
   Weighted average number of shares used in per share computation.....        12,224                13,298
                                                                        ==============     =================


             See accompanying notes to unaudited consolidated condensed financial statements.


                                         MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                (Unaudited)
                            (In thousands, except share and per share amounts)

                                                                                           March 31,          December 31,
                                                                                              1998                1997
                                                                                         ---------------   -------------------
Assets
Current assets:
  Cash and cash equivalents..............................................................        $7,390                $5,210
  Short-term investments.................................................................        22,854                20,653
  Accounts receivable, net...............................................................         5,722                10,367
  Inventories............................................................................         8,236                 7,823
  Other current assets...................................................................         5,695                 5,768
                                                                                         ---------------   -------------------
     Total current assets................................................................        49,897                49,821
Property, plant and equipment, net.......................................................        21,314                21,523
Other assets.............................................................................           654                   681
                                                                                         ===============   ===================
          Total assets...................................................................       $71,865               $72,025
                                                                                         ===============   ===================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................................................        $3,828                $3,612
  Deferred income on shipments to distributors...........................................         2,936                 2,695
  Other accrued liabilities..............................................................         3,076                 3,592
                                                                                         ---------------   -------------------
     Total current liabilities...........................................................         9,840                 9,899
                                                                                         ---------------   -------------------
Long-term debt...........................................................................         2,752                 2,805
                                                                                         ---------------   -------------------
Stockholders' equity:
  Preferred stock........................................................................            --                    --
  Common stock...........................................................................            13                    13
  Additional paid-in capital.............................................................        53,283                52,890
  Retained earnings......................................................................        21,015                20,445
      Treasury stock.....................................................................       (15,038)              (14,027)
                                                                                         ---------------   -------------------
     Total stockholders' equity..........................................................        59,273                59,321
                                                                                         ===============   ===================
          Total liabilities and stockholders' equity.....................................       $71,865               $72,025
                                                                                         ===============   ===================

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

             See accompanying notes to unaudited consolidated condensed financial statements.


                                         MICRO LINEAR CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                  March 31,            March 31,
                                                                                    1998                  1997
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  5,942              $  3,555

Investing activities:
   Capital expenditures.......................................................           (885 )              (1,126 )
   Purchases of short-term investments........................................        (12,798 )             (11,648 )
   Sales of short-term investments............................................         10,597                 9,028
                                                                                --------------       ---------------
     Net cash used in investing activities....................................         (3,086 )              (3,746 )

Financing activities:
   Principal payments on debt.................................................            (53 )                 (94 )
   Proceeds from issuance of common stock.....................................            388                   279
   Acquisition of treasury stock..............................................         (1,011 )              (3,088 )
                                                                                --------------       ---------------
     Net cash used in financing activities....................................           (676 )              (2,903 )
                                                                                --------------       ---------------
   Net increase (decrease) in cash and cash equivalents.......................          2,180                (3,095 )
   Cash and cash equivalents at beginning of period...........................          5,210                 4,385
                                                                                --------------       ---------------
   Cash and cash equivalents at end of period.................................         $7,390                $1,291
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

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. Where the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1997 ended on December 28, 1997. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

     The Company exclusively uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. The Company does not use derivative instruments.

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

4) During the three months ended March 31, 1998, two customers accounted for 20% and 10% of total sales, respectively.

5)   Supplemental Financial Information

     Inventories consist of the following (in thousands):

                                                                         March 31,        December 31,
                                                                            1998              1997
                                                                        -------------   -----------------
            Raw Materials..............................................      $  623          $  712
            Work-in-process............................................       4,911           5,100
            Finished Goods.............................................       2,702           2,011
                                                                             $8,236          $7,823

     Property, plant and equipment consist of the following (in thousands):


                                                                        March 31,       December 31,
                                                                             1998              1997
                                                                        -------------   -----------------
            Land.......................................................     $ 2,850         $ 2,850
            Buildings and improvements.................................       9,353           9,353
            Machinery and equipment....................................      31,078          30,193
                                                                             43,281          42,396
            Accumulated depreciation and amortization..................      21,967          20,873
            Net property, plant and equipment..........................     $21,314         $21,523

6) Cash payments for income taxes and interest expense totaled $954,000 and $67,000, respectively for the three months ended March 31, 1998.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the first quarter of 1998 and 1997 was 36%, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

8) From January 1996 through the end of the first quarter of 1998, the Company's Board of Directors had approved the repurchase of an aggregate of $16.5 million of the Company's Common Stock. Through March 29, 1998, the Company had repurchased 1,642,000 shares for a total cost of $15.0 million. As of April 24, 1998, the Company had authorization to repurchase up to an additional $1.5 million of the Company's Common Stock.

9) In the fourth quarter of 1997, the Company adopted the net income per share calculation methodology prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. All prior year net income per share amounts in this Form 10-Q have been restated in accordance with SFAS 128.

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):

                                                  Three Months Ended March 31,
                          -----------------------------------------------------------------------------
                                          1998                                   1997
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
   Basic Income Per
   Share:
   Net income available
     to common
     stockholders             $570         11,650       $0.05       $2,204         11,995      $0.18

   Effect of dilutive
   securities:
     Stock options                            574                                   1,303

   Diluted Income Per
   Share:
   Net income available
     to common
     stockholders assuming
     dilution                 $570         12,224       $0.05       $2,204         13,298      $0.17




10) In June 1997, the FASB issued Statement No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with a same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. For the three months ended March 31, 1998 and 1997, comprehensive income approximated net income.

11)  A discussion of a certain pending legal proceeding is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

   Net Revenues

     Net revenues were $12.2 million for the first quarter of 1998, a 24% decrease over net revenues of $16.1 million for the first quarter of 1997 and a 19% decrease over net revenues of $15.1 million for the fourth quarter of 1997. The decline in net revenues is the result of softness in business demand which resulted in lower than expected turns orders thus negatively impacting overall revenue levels for the first quarter.

     The Company serves three principal market segments, computer, communications and industrial. Net revenues for the first quarter of 1998 compared to the first quarter of 1997 decreased 24% in the communications market, decreased 63% in the computer market and increased 23% in the industrial market. Net revenues for first quarter of 1998 compared to the fourth quarter of 1997 decreased 22%, 15% and 6% in the communications market, computer market and industrial market, respectively.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial majority of the Company's net revenues. Net revenues in the networking sub-market, in absolute dollars decreased 26% and 24% in the first quarter of 1998 compared to the first quarter of 1997 and fourth quarter of 1997, respectively. Networking segment net revenues were 65% of total net revenues for the first quarter of 1998 compared to 67% and 70% of total net revenues for the first and fourth quarter of 1997, respectively. The quarterly decline in networking product revenues is principally attributable to lower shipments of ethernet parts. The networking submarket is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the immediate future. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues for the first quarter of 1998 totaled $5.2 million, or 42% of net revenues, compared to $8.1 million, or 50% of net revenues, for the first quarter of 1997 and $7.0 million, or 46% of net revenues, for the fourth quarter of 1997. The decrease in international revenues in first quarter of 1998, compared to the first and fourth quarters of 1997, was due to the combination of lower direct product demand for the Company's products in Asia and less Asia Pacific subcontract work for domestic customers. Despite the lower product demand noted in Asia through the end of the first quarter of 1998, the Company had not experienced any direct negative impact as a result of the financial and stock market dislocations that occurred in the Asian financial markets in 1997 and 1998.

     Domestic distributor net revenues for the first quarter of 1998 were $2.6 million, or 21% of net revenues, compared to $2.8 million, or 17% of net revenues, for the first quarter of 1997 and $3.0 million, or 20% of net revenues, for the fourth quarter of 1997. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

   Gross Margin

     Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     The Company's gross margin was 54% in the first quarter of 1998, compared to 57% in the first quarter of 1997 and 55% in the fourth quarter of 1997. Gross margin was lower in the first quarter of 1998 compared to the first quarter of 1997 primarily due to slightly lower production output levels and higher manufacturing cost. Gross margin was essentially flat in the first quarter of 1998 compared to the fourth quarter of 1997. It has been the Company's experience that communication products have higher average selling prices and more favorable margins than computer and industrial products. However, the Company has recently seen increased competition and pricing pressure on its newer products in the communications segment. Communications products represented at least 70% of the Company's total shipments in both the first quarter of 1998 and the fourth quarter of 1997. Future gross margin levels will continue to be a function of product mix and levels of manufacturing.

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

   Research and Development Expenses

     Research  and  development   expenses   include  payroll  and  other  costs
associated with the definition, design and development of standard and semi-standard products, tile arrays and standard cells. In addition, research and development expenses include test development and prototype assembly costs associated with new product development. The Company also expenses the cost of prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests. Research and development expenses such as mask and silicon costs that are related to the development of new products can fluctuate from quarter to quarter due to the timing of the product design process. The Company believes that the development and introduction of new products is critical to its future success.

     Research and development expenses were $3.2 million for the first quarter of 1998, or 26% of net revenues, compared to $2.6 million, or 16% of net revenues for the first quarter of 1997 and $3.2 million, or 21% of net revenues, for the fourth quarter of 1997. The increase in research and development in absolute dollars in the first quarter of 1998 compared to the first quarter of 1997 is primarily attributable to higher prototype product costs, new product mask costs and the addition of personnel associated with the Company's new design center in Cambridge, England. Research and development expenses in absolute dollars remained flat for the first quarter of 1998 compared to the fourth quarter of 1997 with increases in prototype product costs associated with new product development being offset by decreased mask and compensation costs. The Company expects the second quarter research & development cost, in absolute dollars, to be flat with first quarter levels as new product tape-outs are expected to remain at a high level. The Company established a design center in Cambridge, England during 1997. Through the end of the first quarter of 1998 the company has added a managing design director and a staff of five, of which three are design engineers. Further selective headcount additions are expected during 1998. The Company believes that the timely development and introduction of new products is critical to its future success.

   Selling, General and Administrative

     Selling, general and administrative expenses were $2.8 million for the first quarter of 1998, or 23% of net revenues, compared to $3.4 million, or 21% of net revenues, in the first quarter of 1997 and $2.9 million, or 19% of net revenues, in the fourth quarter of 1997. The decrease in absolute dollars in the first quarter of 1998 compared to the first quarter of 1997 is generally attributable to decreases in sales commissions due to lower net revenues and decreases in payroll and business conference expenses being partially offsetting by increased professional fees. The slight decrease in absolute dollars in the first quarter of 1998 compared to the fourth quarter of 1997 is generally attributable to a decrease in sales commissions due to lower net revenues being partially offset by increased payroll and legal expenses. The Company expects selling, general and administrative expense to generally fluctuate with revenue in the future.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for first quarter of 1998 and $0.3 million for the first and fourth quarters of 1997. The increase in the first quarter of 1998 compared to the first and fourth quarters of 1997 is attributable primarily to higher cash balances. Interest expense was insignificant for the first quarter of 1998 and the first and fourth quarters of 1997.

   Provision for Income Taxes

     The Company's effective tax rate for the first quarter of 1998 and the first and fourth quarters of 1997 was 36% which differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

Liquidity and Capital Resources

     Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $5.9 million of net cash during the first quarter of 1998, an increase of $2.4 million over the first quarter of 1997. The increase in the first quarter of 1998 compared to the first quarter of 1997 is primarily attributable to lower accounts receivable.

     Cash used in investing activities for the first quarter of 1998 is attributable to capital expenditures of $0.9 million and the net purchase of short-term investments of $2.2 million.

     Financing activities for the first quarter of 1998 consist primarily of the repurchase of the Company's Common Stock for $1.0 million. From January 1996 through the first quarter of 1998, the Board of Directors approved the repurchase of an aggregate of $16.5 million of the Company's Common Stock in stock repurchase programs. Through March 28, 1998, the Company has repurchased 1,642,000 shares at an aggregate cost of $15.0 million. As of April 24, 1998, the Company had remaining authorization to repurchase additional shares of the Company's Common Stock costing up to $1.5 million.

     Working capital amounted to $40.0 million as of March 31, 1998, compared to $39.9 million as of December 31, 1997. Working capital at March 31, 1998 includes cash and cash equivalents of $7.4 million and short-term investments of $22.9 million.

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

Other Factors Affecting Future Operating Results

     A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 65% of the Company's net revenues in the first quarter of 1998 and accounted for 7 of the Company's 10 top selling products for the first quarter of 1998. These 7 products constituted approximately 40% of the Company's revenues for the same period. The Computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the remainder of 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

Year 2000 Disclosure

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. At this time, the Year 2000 compliance expense and related potential effect of the Company's earnings are estimated to be insignificant. As of April 26, 1998 the Company has not identified any loss contingencies related to the year 2000 issues for products it has sold.

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

     On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of April 26, 1998, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

     Although the Company believes that the resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that such actions will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

     From time to time, the Company has received, and in the future it may receive, correspondence from certain vendors, distributors, customers or end-users of its products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. There can be no assurance that any of such disputes will not eventually result in litigation or other actions involving the Company or as to the outcome of such disputes.

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
































                                MICRO LINEAR CORPORATION

Date: May 12, 1998              By: /s/ J. Philip Russell
                                    J. Philip Russell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)