Form 10-Q
period 1998-06-30
MICRO LINEAR CORP /CA/
filed 1998-08-12
CIK 875359

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

                  For the Quarterly Period Ended June 30, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the Registrant's Common Stock outstanding as of June 30, 1998 was 11,828,448.


                                                 TABLE OF CONTENTS

                                                                                                    Page
         PART I.     FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Condensed Statements of Income for the three and six months
                     ended June 30, 1998 and 1997...............................................     3


                     Consolidated Condensed Balance Sheets at June 30, 1998 and December 31, 1997     4

                     Consolidated Condensed Statements of Cash Flows for the six months ended
                     June 30, 1998 and 1997......................................................     5

                     Notes to Consolidated Condensed Financial Statements........................     6

         Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                        Operations...............................................................     9

         PART II.    OTHER INFORMATION

         Item 1.     Legal Proceedings...........................................................     14


         Item 4.     Submission of Matters to a Vote of Security Holders.........................     15

         Item 6.     Exhibits and Reports on Form 8-K............................................     15

         SIGNATURES..............................................................................     16


                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         MICRO LINEAR CORPORATION
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)
                                 (In thousands, except per share amounts)

                                                                          Three Months Ended          Six Months Ended
                                                                        ------------------------   ------------------------
                                                                         June 30,     June 30,      June 30,     June 30,
                                                                           1998         1997          1998         1997
                                                                        -----------  -----------   -----------  ------------
Net revenues...........................................................   $11,745      $19,502       $23,984       $35,639
Cost of revenues.......................................................     6,641        9,439        12,252        16,394
                                                                        -----------  -----------   -----------  ------------
   Gross profit........................................................     5,104       10,063        11,732        19,245
Operating expenses:
   Research and development............................................     2,912        3,274         6,151         5,831
   Selling, general and administrative.................................     2,396        3,169         5,191         6,607
                                                                        -----------  -----------   -----------  ------------
                                                                            5,308        6,443        11,342        12,438
                                                                        -----------  -----------   -----------  ------------
   Income (Loss) from operations.......................................      (204)       3,620           390         6,807
Interest and other income..............................................       365          335           728           663
Interest expense.......................................................       (66)         (70)         (133)         (141)
                                                                        -----------  -----------   -----------  ------------
   Income before taxes.................................................        95        3,885           985         7,329
Provision for income taxes.............................................        34        1,399           354         2,638
                                                                        -----------  -----------   -----------  ------------
   Net income.......................................................... $      61     $  2,486         $ 631      $  4,691
                                                                        ===========  ===========   ===========  ============

Net Income Per Share:
Basic:
   Net income per share................................................     $0.01        $0.21         $0.05         $0.39
                                                                        ===========
                                                                                     ===========   ===========  ============
   Weighted average number of shares used in per share computation.....    11,692       11,829        11,671        11,912
                                                                        ===========  ===========   ===========  ============
Diluted:
   Net income per                                                           $0.01        $0.19         $0.05         $0.35
share................................................
                                                                        ===========  ===========   ===========  ============
   Weighted average number of shares used in per share computation.....    12,087       13,394        12,155        13,346
                                                                        ===========  ===========   ===========  ============

                           See accompanying notes to consolidated condensed financial statements.


                                         MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (Unaudited)
                                              (In thousands)

                                                                                             June 30,              December 31,
                                                                                               1998                    1997
                                                                                       ---------------------   ---------------------
Assets
Current assets:
   Cash and cash equivalents........................................................                $8,257                  $5,210
   Short-term investments...........................................................                21,246                  20,653
   Accounts receivable, net.........................................................                 6,387                  10,367
   Inventories......................................................................                 7,680                   7,823
   Other current assets.............................................................                 5,353                   5,768
                                                                                       ---------------------   ---------------------
     Total current assets...........................................................                48,923                  49,821
                                                                                       ---------------------   ---------------------
Property, plant and equipment.......................................................                21,086                  21,523
Other assets........................................................................                   626                     681
                                                                                       ---------------------   ---------------------
       Total assets.................................................................               $70,635                 $72,025
                                                                                       =====================   =====================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.................................................................              $  2,848                $  3,612
   Deferred income on shipments to distributors.....................................                 2,712                   2,695
   Other accrued liabilities........................................................                 2,480                   3,592
                                                                                       ---------------------   ---------------------
     Total current liabilities......................................................                 8,040                   9,899
                                                                                       ---------------------   ---------------------
Long-term debt......................................................................                 2,701                   2,805
                                                                                       ---------------------   ---------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock..................................................................                    --                      --
   Common stock.....................................................................                    14                      13
   Additional paid-in capital.......................................................                53,842                  52,890
   Retained earnings................................................................                21,076                  20,445
   Treasury stock...................................................................               (15,038 )               (14,027 )
                                                                                       ---------------------   ---------------------
     Total stockholders' equity.....................................................                59,894                  59,321
                                                                                       ---------------------   ---------------------
       Total liabilities and stockholders' equity...................................               $70,635                 $72,025
                                                                                       =====================   =====================

Note: The balance sheet at December 31, 1997 has been derived from the consolidated audited financial statements at that date.


                              See accompanying notes to consolidated condensed financial statements.

                                         MICRO LINEAR CORPORATION
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                              (In thousands)

                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                  June 30,              June 30,
                                                                                    1998                  1997
                                                                                --------------       ---------------
Cash provided by operating activities.........................................       $  5,559              $  6,878

Investing activities:
   Capital expenditures.......................................................         (1,751 )              (2,698 )
   Purchases of short-term investments........................................        (17,024 )             (22,613 )
   Sales of short-term investments............................................         16,431                21,175
                                                                                --------------       ---------------
     Net cash used in investing activities....................................         (2,344 )              (4,136 )

Financing activities:
   Principal payments under capital lease obligations and debt................           (104 )                (131 )
   Proceeds from issuance of common stock.....................................            947                   891
   Acquisition of treasury stock..............................................         (1,011 )              (5,114 )
                                                                                --------------       ---------------
     Net cash used in financing activities....................................           (168 )              (4,354 )
                                                                                --------------       ---------------

Net increase (decrease) in cash and cash equivalents..........................          3,047                (1,612 )
Cash and cash equivalents at beginning of period..............................          5,210                 4,385
                                                                                --------------       ---------------
Cash and cash equivalents at end of period....................................         $8,257                $2,773
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

4) During the three months ended June 30, 1998, two customers accounted for 17% and 9% of total sales, respectively. During the six months ended June 30, 1998, two customers accounted for 21% and 10% of total sales, respectively.

5) Supplemental Financial Information: Inventories consist of the following (in thousands):

                                                                         June 30,         December 31,
                                                                            1998               1997
                                                                      -------------    -----------------
            Raw materials...........................................      $  567            $   712
            Work-in-process.........................................       4,719              5,100
            Finished goods..........................................       2,394              2,011
                                                                          $7,680             $7,823


     Property, plant and equipment consist of the following (in thousands):

                                                                           June 30,        December 31,
                                                                             1998              1997
                                                                        -------------   -----------------
            Land.......................................................    $  2,850        $  2,850
            Buildings and improvements.................................       9,353           9,353
            Machinery and equipment....................................      31,944          30,193
                                                                             44,147          42,396
            Accumulated depreciation and amortization..................      23,061          20,873
            Net property, plant and equipment..........................     $21,086         $21,523

6) Cash payments for income taxes and interest expense totaled $954,000 and $133,000, respectively for the six months ended June 30, 1998.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the six month period of 1998 and 19978 was 36% which, differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

8) From January 1996 through the end of the second quarter of 1998, the Company's Board of Directors had approved the repurchase of an aggregate of $17.5 million of the Company's Common Stock. Through July 31, 1998, the Company had repurchased 1,642,000 shares for a total cost of $15.0 million. As of July 31, 1998, the Company had authorization to repurchase up to an additional $2.5 million of the Company's Common Stock.

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


                                                  Three Months Ended June 30,
                          -----------------------------------------------------------------------------
                                          1998                                   1997
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
   Basic Income Per
   Share:
   Net income available
     to common
     stockholders                  $61         11,692    $0.01          $2,486       11,829     $0.21

   Effect of dilutive
   securities:                                    395                                 1,565
     Stock options

   Diluted Income Per
   Share:
   Net income available
     to common
     stockholders
   assuming                        $61         12,087    $0.01          $2,486       13,394     $0.19
     dilution




                                                   Six Months Ended June 30,
                          -----------------------------------------------------------------------------
                                          1998                                   1997
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
   Basic Income Per
   Share:
   Net income available
     to common
     stockholders                 $631         11,671    $0.05          $4,691       11,912      $0.39

   Effect of dilutive
   securities:                                    484                                 1,434
     Stock options

   Diluted Income Per
   Share:
   Net income available
     to common
     stockholders
   assuming                       $631         12,155    $0.05          $4,691        13,346     $0.35
     dilution



10) In June 1997, the FASB issued Statement No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with a same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. For the six months ended June 30, 1998 and 1997, comprehensive income approximated net income.

11)  A discussion of a certain pending legal proceeding is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended June 30, 1998. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

   Net Revenues

     Net revenues were $11.7 million for the second quarter of 1998, a 40% decrease over net revenues of $19.5 million for the second quarter of 1997 and a 4% decrease over net revenues of $12.2 million for the first quarter of 1998. Net revenues were $24.0 million for the first half of 1998, a 33% decrease over net revenues of $35.6 million for the first half of 1997. The decline in net revenues is the result of softness in business demand for the second quarter and the first half of 1998.

     The Company serves three principal market segments, computer, communications and industrial. Net revenues for the second quarter of 1998 compared to the second quarter of 1997 decreased 51% in the computer market, 45% in the communications market and 7% in the industrial market. Net revenues for the second quarter of 1998 compared to the first quarter of 1998 increased 49% in the computer market, 10% in the industrial market and decreased 14% in the communications market. Net revenues for the first half of 1998 compared to the first half of 1997 decreased 35% in the communications market and 56% in the computer market and increased 5% in the industrial market.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial majority of the Company's net revenues. Net revenues for the second quarter of 1998 in the networking sub-market decreased 49% and 19% compared to the second quarter of 1997 and the first quarter of 1998, respectively. The quarterly decline in networking product revenues is principally attributable to lower shipments of ethernet parts. Sales of the Company's networking products accounted for approximately 60% and 66% of net revenues in the first half of 1998 and 1997 , respectively. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the network sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations have in the past and would in the future be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues were $5.6 million, or 48% of net revenues, for the second quarter of 1998, compared to $11.6 million, or 60% of net revenues, for the second quarter of 1997 and $5.2 million, or 42% of net revenues, for the first quarter of 1998. International revenues were $12.6 million, or 47% of net revenues, for the first half of 1998, compared to $19.7 million, or 55% of net revenues, for the first half of 1997. The decrease in international revenues for the second quarter of 1998 compared to the second quarter of 1997 and also for the first half of 1998 compared to the first half of 1997 was due to the combination of lower direct product demand for the Company's products in Asia and less Asia Pacific subcontract work for domestic customers. The slight increase in international revenues for the second quarter of 1998 compared to the first quarter of 1998 was due to more Asia Pacific subcontract work for domestic customers. Despite the lower product demand in Asia through the end of the second quarter of 1998, the Company does not expect any disproportionate direct negative impact as a result of future financial and stock market dislocations that may occur in the Asian financial markets as the majority of the Company's Asia Pacific business is subcontract work for domestic customers.

     Domestic distributor revenues were approximately 18% of net revenues for the second quarter of 1998, 13% of net revenues for the second quarter of 1997 and 21% for the first quarter of 1998. Domestic distributor revenues were approximately 20% and 15% of net revenues for the first half of 1998 and first half of 1997, respectively. Effective in July 1998, the Company added a second national domestic distributor. The Company expects sales from both domestic and international distributors to increase in the future as a percentage of total net revenues. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and, in turn, are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

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

     The Company's gross margin decreased to 43% in the second quarter of 1998 from 52% in the second quarter of 1997 and 54% in the first quarter of 1998 . The Company's gross margin decreased to 49% for the first half of 1998 from 54% for the first half of 1997. The Company's gross margin declined in the second quarter of 1998 compared to the second quarter of 1997 and the first quarter of 1998 and in the first half of 1998 compared to the first half of 1997, primarily due to the combination of an unfavorable change in product mix and lower production output levels. Communications products represented 63% of the Company's total shipments in the second quarter of 1998, down from 69% in the second quarter of 1997 and 71% in the first quarter of 1998. Communication products represented 67% of the Company's total shipments in the first half of 1998, down from 69% in the first half of 1997. It has been the Compan's experience that communication products have higher average selling prices and more favorable margins than computer and industrial products. However, the Company has recently seen increased competition and pricing pressure on its newer products in the communications segment. Future gross margin levels will continue to be a function of product mix and levels of manufacturing.

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

   Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of standard and semi-standard products, tile arrays and standard cells. In addition, research and development expenses include test development and prototype assembly costs associated with new product development. The Company also expenses the cost of prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests. Research and development expenses such as mask and silicon costs that are related to the development of new products can fluctuate from quarter to quarter due to the timing of the product design process. The Company believes that the development and introduction of new products is critical to the Company's future success.

     Research and development expenses were $2.9 million, or 25% of net revenues, for the second quarter of 1998, compared to $3.3 million, or 17% of net revenues, for the second quarter of 1997 and $3.2 million, or 27% of net revenues, for the first quarter of 1998. Research and development expenses were $6.2 million, or 26% of net revenues, for the first half of 1998, compared to $5.8 million, or 16% of net revenues, in the first half of 1997. The decrease in research and development expenses in absolute dollars in the second quarter of 1998 compared to the second quarter of 1997 is primarily attributable to a decrease in mask expenses and staffing levels offset by higher prototype product costs associated with new product development. The decrease in research and development expenses in absolute dollars in the second quarter of 1998 compared to the first quarter of 1998 is primarily attributable to a decrease in prototype product costs associated with new product development and mask expenses offset by increased foundry charges for expedited processing. The slight increase in research and development expenses in absolute dollars in the first half of 1998 compared to the first half of 1997 is primarily attributable to an increase in prototype product costs associated with new product development and staffing levels being offset by decreased mask expenses and bonus compensation costs. The Company expects its third quarter research and development costs, in absolute dollars, to be higher than the second quarter levels as new product tape-outs are expected to increase. The Company established a design center in Cambridge, England during 1997. Through the end of the second quarter of 1998, the Company has added a managing design director and a staff of seven employees, of which four are design engineers. Further selective headcount additions are expected during 1998.

   Selling, General and Administrative

     Selling, general and administrative expenses were $2.4 million, or 20% of net revenues, for the second quarter of 1998, compared to $3.2 million, or 16% of net revenues, for the second quarter of 1997 and $2.8 million, or 23% of net revenues, for the first quarter of 1998. Selling, general and administrative expenses were $5.2 million, or 22% of net revenues, for the first half of 1998 compared to $6.6 million, or 19% of net revenues, for the first half of 1997. The decreases in absolute dollars in the second quarter of 1998 and the first half of 1998 compared to the second quarter of 1997 and the first half of 1997, respectively, is primarily attributable to a decrease in commissions due to lower revenues, decreased business conference expenses and lower bonus compensation costs being partially offset by higher legal fees. The Company expects selling, general and administrative expenses to generally fluctuate with revenue in the future.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for the first and second quarters of 1998 and $0.3 million for the second quarter of 1997. The increase in the second quarter of 1998 compared to the second quarter of 1997 is attributable primarily to higher cash balances. Interest expense was insignificant for the first and second quarters of 1998 and the second quarter of 1997.

   Provision for Income Taxes

     The Company's effective tax rate for the first half of 1998 and the first half of 1997 was 36% which differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

Liquidity and Capital Resources

     During the last several years, the Company has financed its operations and capital requirements principally through cash flow from operations. Operations provided $5.6 million of net cash during the first half of 1998, a decrease of $1.3 million over the first half of 1997. The decrease in the first half of 1998 compared to the first half of 1997 is primarily attributable to lower net income and accrued liabilities offset by lower accounts receivable.

     Cash  used  in  investing   activities  for  the  first  half  of  1998  is
attributable to capital expenditures of $1.8 million and net purchase of short-term investments of $0.6 million.

     Financing activities for the first half of 1998 consisted primarily of the repurchase of the Company's Common Stock for an aggregate of $1.0 million. From January 1996 through the second quarter of 1998, the Board of Directors approved the repurchase of an aggregate of $17.5 million of the Company's Common Stock in stock repurchase programs. Through July 28, 1998, the Company had repurchased 1,642,000 shares at an aggregate cost of $15.0 million. As of July 31, 1998, the Company had remaining authorization to repurchase additional shares of the Company's Common Stock costing up to $2.5 million.

     Working capital was $41.0 million as of June 30, 1998, compared to $40.0 million as of December 31, 1997. Working capital at June 30, 1998included cash and cash equivalents of $8.3 million and short-term investments of $21.2 million as of June 30, 1998.

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

     A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 60% of the Company's net revenues in the first half of 1998 and accounted for 7 of the Company's 10 top selling products for the first half of 1998. These 7 products constituted approximately 37% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependence on sales to network equipment manufacturers to continue for the remainder of 1998. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, fluctuations in the relative exchange rate of the yen and the U.S. dollar, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Competitive pricing pressures are expected to continue in the future, especially in the communications market, and are likely to have a material adverse effect on the Company's gross margin. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which demand is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

     The Company's market diversification and product development activities have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage any future growth effectively will require it to integrate any new employees into its overall operations, to continue to improve its operational, financial and management systems and to attract, train, motivate and manage its employees successfully. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.

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

Year 2000 Disclosure

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has commenced, for all of its information systems, a Year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company has developed a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. At this time, the Year 2000 compliance expense and related potential effect of the Company's earnings are estimated to be insignificant. As of July 26, 1998 the Company has not identified any loss contingencies related to the year 2000 issues for products it has sold.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The parties have a patent claim construction hearing currently scheduled for August 31, 1998. The court has not set a trial date or a discovery cutoff date.

     On February 24, 1997, a former employee of the Company filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of June 26, 1998, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on June 3, 1998:

    (a)  The following Directors were elected:

                Directors                     Votes For         % of Outstanding Shares
------------------------------------------- -------------- ----------------------------------
Arthur B. Stabenow                             11,801,222                92.9
Roger A. Smullen                               11,821,584                93.0
Jeffrey D. West                                11,821,584                93.0
Joseph D. Rizzi                                11,821,584                93.0
David L. Gellatly                              11,821,584                93.0

    (b) The stockholders approved the following proposals:

                                                           Number of Common Shares Voted
                                                              % of Outstanding
                     Proposal                      For           Shares            Against     Abstain
       ------------------------------------- --------------- ------------------- ------------ ----------

       1) Amendment to increase the
          authorized number of shares of
          the Company's Common Stock
          reserved for issuance under the         9,593,123         82.5           1,479,364     18,473
          Company's Director Stock Option
          Plan to 180,000 shares.

       2) Ratification of the appointment
          of Price Waterhouse LLP as the
          Company's independent
          accountants for fiscal year 1998.      10,925,953         93.9             135,167     28,840

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
































                               MICRO LINEAR CORPORATION

Date: August 11, 1998          By:  /s/ J. PHILIP RUSSELL
                                    J. Philip Russell
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)