Form 10-Q
period 1998-09-30
MICRO LINEAR CORP /CA/
filed 1998-11-12
CIK 875359

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

                For the Quarterly Period Ended September 30, 1998

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

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 1998 was 11,404,388.

                                                          TABLE OF CONTENTS

                                                                                                    Page
       PART I.       FINANCIAL INFORMATION

       Item 1.       Financial Statements
                     Consolidated Condensed Statements of Income for the three and nine months
                     ended September 30, 1998 and 1997..........................................      3


                     Consolidated Condensed Balance Sheets at September 30, 1998 and December         4
                     31, 1997....................................................................

                     Consolidated Condensed Statements of Cash Flows for the nine months ended
                     September 30, 1998 and 1997.................................................     5

                     Notes to Consolidated Condensed Financial Statements........................     6

       Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..................................................................     9

       PART II.      OTHER INFORMATION

       Item 1.       Legal Proceedings...........................................................     14

       Item 2.       Changes in Securities.......................................................     14

       Item 6.       Exhibits and Reports on Form 8-K............................................     14

       SIGNATURES..............................................................................       15



                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                             Three Months Ended          Nine Months Ended
                                                                        --------------------------- ---------------------------
                                                                        September 30, September 30, September 30, September 30,
                                                                            1998          1997          1998          1997
                                                                        ------------- ------------- ------------- -------------
  Net revenues......................................................        $11,758       $15,036       $35,742       $50,675
  Cost of revenues..................................................          5,919         8,405        18,171        24,799
                                                                        ------------- ------------- -------------  ------------
    Gross profit....................................................          5,839         6,631        17,571        25,876
                                                                        ------------- ------------- -------------  ------------
  Operating expenses:
    Research and development........................................          2,855         2,893         9,006         8,725
    Selling, general and administrative.............................          2,876         2,863         8,067         9,469
                                                                        ------------- ------------ --------------  ------------
                                                                              5,731         5,756        17,073        18,194
                                                                        ------------- ------------ --------------  ------------
    Income from operations..........................................            108           875           498         7,682
  Interest and other income.........................................            372           331         1,100           994
  Interest expense..................................................            (65)          (69)         (198)         (210)
                                                                        ------------- ------------ --------------  ------------
    Income before taxes.............................................            415         1,137         1,400         8,466
  Provision for income taxes........................................            150           409           504         3,048
                                                                        ------------- ------------ --------------  ------------
    Net income......................................................        $   265       $   728       $   896       $ 5,418
                                                                        ============= ============ ==============  ============

  Net Income Per Share:
  Basic:
    Net income per share............................................          $0.02         $0.06         $0.08         $0.46
                                                                        ============= ============ ==============  ============
    Weighted average number of shares used in per share computation.         11,642        11,811        11,661        11,878
                                                                        ============= ============ ==============  ============
  Diluted:
    Net income per share............................................          $0.02         $0.06         $0.07         $0.41
                                                                        ============= ============ ==============  ============
    Weighted average number of shares used in per share computation.         11,992        12,679        12,101        13,146
                                                                        ============= ============ ==============  ============

                            See accompanying notes to unaudited consolidated condensed financial statements.


                                            MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                 (In thousands, except share and per share amounts)

                                                                                          September 30,         December 31,
                                                                                               1998                 1997
                                                                                       ---------------------  ------------------
Assets
Current assets:
   Cash and cash equivalents....................................................                    $ 6,820             $ 5,210
   Short-term investments.......................................................                     22,285              20,653
   Accounts receivable, net.....................................................                      5,924              10,367
   Inventories..................................................................                      7,608               7,823
   Other current assets.........................................................                      5,421               5,768
                                                                                       ---------------------  ------------------
     Total current assets.......................................................                     48,058              49,821
                                                                                       ---------------------  ------------------
Property, plant and equipment, net..............................................                     20,636              21,523
Other assets....................................................................                        596                 681
                                                                                       =====================  ==================
       Total assets.............................................................                    $69,290             $72,025
                                                                                       =====================  ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.............................................................                    $ 3,229             $ 3,612
   Deferred income on shipments to distributors.................................                      2,520               2,695
   Other accrued liabilities....................................................                      2,967               3,592
                                                                                       ---------------------  ------------------
     Total current liabilities..................................................                      8,716               9,899
                                                                                       ---------------------  ------------------
Long-term debt..................................................................                      2,654               2,805
                                                                                       ---------------------  ------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value
     Authorized shares 5,000,000;
        None issued and outstanding ............................................                          -                   -
   Common stock, $.001 par value
     Authorized shares 30,000,000;
        Issued shares 13,487,988 and 13,168,003
        Outstanding shares 11,404,388 and 11,656,003 ...........................                         14                  13
   Additional paid-in capital...................................................                     53,859              52,890
   Retained earnings............................................................                     21,341              20,445
   Treasury stock, 2,083,600 and 1,512,000 shares at cost.......................                    (17,294 )           (14,027 )
                                                                                       ---------------------  ------------------
     Total stockholders' equity.................................................                     57,920              59,321
                                                                                       ---------------------  ------------------
       Total liabilities and stockholders' equity...............................                    $69,290             $72,025
                                                                                       =====================  ==================

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

                                             MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                Nine Months Ended
                                                                     -----------------------------------------
                                                                      September 30,           September 30,
                                                                           1998                   1997
                                                                     -----------------      ------------------
Cash provided by operating activities...........................               $8,129                 $10,855
                                                                     -----------------      ------------------
Investing activities:
   Capital expenditures.........................................              ( 2,432 )                (3,846 )
   Purchases of short-term investments..........................              (32,092 )               (32,735 )
   Sales of short-term investments..............................               30,460                  30,961
                                                                     -----------------      ------------------
     Net cash used in investing activities......................               (4,064 )                (5,620 )
                                                                     -----------------      ------------------
Financing activities:
   Principal payments under capital lease obligations and debt..                 (151 )                  (170 )
   Proceeds from issuance of common stock.......................                  963                   1,334
   Acquisition of treasury stock................................               (3,267 )                (6,903 )
                                                                     -----------------      ------------------
     Net cash used in financing activities......................               (2,455 )                (5,739 )
                                                                     -----------------      ------------------

Net increase (decrease) in cash and cash equivalents............                1,610                    (504 )
Cash and cash equivalents at beginning of period................                5,210                   4,385
                                                                     -----------------      ------------------
Cash and cash equivalents at end of period......................               $6,820                  $3,881
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

4) During the three months ended September 30, 1998, one customer accounted for 21% of total sales. During the nine months ended September 30, 1998, one customer accounted for 20% of total sales.

5)   Supplemental Financial Information:

     Inventories consist of the following (in thousands):

                                                                         September 30,      December 31,
                                                                               1998                1997
                                                                        -----------------   -----------------
          Raw materials..............................................      $   340              $   712
          Work-in-process............................................        5,259                5,100
          Finished goods.............................................        2,009                2,011
                                                                           $ 7,608              $ 7,823

     Property, plant and equipment consist of the following (in thousands):

                                                                         September 30,       December 31,
                                                                               1998                 1997
                                                                        -----------------    ----------------
          Land.......................................................      $  2,850             $  2,850
          Buildings and improvements.................................         9,358                9,873
          Machinery and equipment....................................        32,620               29,673
                                                                             44,828               42,396
          Accumulated depreciation and amortization..................        24,192               20,873
          Net property, plant and equipment..........................       $20,636              $21,523


                                   (Unaudited)

6) Cash payments for income taxes and interest expense totaled $905,000 and $198,000, respectively, for the nine months ended September 30, 1998.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the nine month period of 1998 and 1997 was 36% which differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

8) From January 1996 through the end of the third quarter of 1998, the Company's Board of Directors had approved the repurchase of an aggregate of $17.5 million of the Company's Common Stock. Through October 31, 1998, the Company had repurchased 2,083,600 shares for a total cost of $17.3 million. As of October 31, 1998, the Company had authorization to repurchase up to an additional $3.0 million of the Company's Common Stock.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):


                                                Three Months Ended September 30,
                          -----------------------------------------------------------------------------
                                          1998                                   1997
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
  Basic Income Per Share:
  Net income available
    to common
    stockholders               $265         11,642     $0.02          $728       11,811        $0.06

  Effect of dilutive
  securities:                                  350                                  868
    Stock options

  Diluted Income Per
  Share:
  Net income available
    to common
    stockholders assuming
    dilution                   $265         11,992     $0.02          $728       12,679        $0.06



                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)
                                                    (Unaudited)


                                                Nine Months Ended September 30,
                          -----------------------------------------------------------------------------
                                          1998                                   1997
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
  Basic Income Per Share:
  Net income available
    to common
    stockholders              $896         11,661      $0.08         $5,418       11,878       $0.46

  Effect of dilutive
  securities:                                 440                                  1,268
    Stock options

  Diluted Income Per
  Share:
  Net income available
    to common
    stockholders assuming
    dilution                  $896         12,101      $0.07         $5,418       13,146       $0.41



10) In June 1997, the FASB issued Statement No. 130 (FAS 130) "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with a same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. For the nine months ended September 30, 1998 and 1997, comprehensive income approximated net income.

11)  A discussion of certain pending legal  proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 1998. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

   Net Revenues

     Net revenues were $11.8 million for the third quarter of 1998, a 22% decrease over net revenues of $15.0 million for the third quarter of 1997 and a slight increase over net revenues of $11.7 million for the second quarter of 1998. Net revenues were $35.7 million for the first three quarters of 1998, a 29% decrease over net revenues of $50.7 million for the first three quarters of 1997.

     The Company serves three principal market segments, computer, communications and industrial. Net revenues for the third quarter of 1998 compared to the third quarter of 1997 decreased 24% in the communications market, 15% in the industrial market and 10% in the computer market. Net revenues for the third quarter of 1998 compared to the second quarter of 1998 increased 11% in the industrial market and decreased 9% and 3% in the computer and communications markets, respectively. Net revenues for the first three quarters of 1998 compared to the first three quarters of 1997 decreased 32% in the communications market, 47% in the computer market and 3% in the industrial market.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial majority of the Company's net revenues. Net revenues for the third quarter of 1998 in the networking sub-market decreased 27% compared to the third quarter of 1997, and were flat with the second quarter of 1998. Sales of the Company's networking products accounted for approximately 59% and 64% of net revenues in the first three quarters of 1998 and 1997, respectively. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations have in the past and will in the future be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues were $4.1 million, or 35% of net revenues, for the third quarter of 1998, compared to $7.8 million, or 52% of net revenues, for the third quarter of 1997 and $5.7 million, or 49% of net revenues, for the second quarter of 1998. International revenues were $15.0 million, or 42% of net revenues, for the first three quarters of 1998, compared to $27.5 million, or 54% of net revenues, for the first three quarters of 1997. The decrease in international revenues for the third quarter of 1998 compared to the third quarter of 1997 and the second quarter of 1998 and also for the first three quarters of 1998 compared to the first three quarters of 1997 was due to the combination of lower direct product demand for the Company's products in Asia and decreased Asia Pacific subcontract work for domestic customers. Despite the lower product demand in Asia through the end of the third quarter of 1998, the Company does not expect any disproportionate direct negative impact as a result of future financial and stock market dislocations that may occur in the Asian financial markets as the majority of the Company's Asia Pacific business is subcontract work for domestic customers.

     Domestic distributor revenues were approximately 25% of net revenues for the third quarter of 1998, 17% of net revenues for the third quarter of 1997 and 18% of net revenues for the second quarter of 1998. Domestic distributor revenues were approximately 21% and 16% of net revenues for the first three quarters of 1998 and first three quarters of 1997, respectively. Effective in July 1998, the Company added a second national domestic distributor. The Company expects sales from both domestic and international distributors to increase in the future as a percentage of total net revenues. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and, in turn, are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

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

     The Company's gross margin increased to 50% in the third quarter of 1998 from 44% in the third quarter of 1997 and 43% in the second quarter of 1998. The Company's gross margin decreased to 49% for the first three quarters of 1998 from 51% for the first three quarters of 1997. The Company's gross margin improved in the third quarter of 1998 compared to the third quarter of 1997 and the second quarter of 1998 primarily due to a favorable change in product mix. The Company's gross margin declined in the first three quarters of 1998 compared to the first three quarters of 1997 primarily due to the combination of an unfavorable change in product mix and lower production output levels.

     Communications products represented 61% of the Company's total shipments in the third quarter of 1998, down from 64% in the third quarter of 1997 and 63% in the second quarter of 1998. The mix of products in the communications segment in the third quarter of 1998 had higher gross margins than the mix of products in such segment in the third quarter of 1997 or second quarter of 1998.Communication products represented 65% of the Company's total shipments in the first three quarters of 1998, down from 68% in the first three quarters of 1997. It has been the Company's experience that communication products have higher average selling prices and more favorable margins than computer and industrial products. However, the Company has recently seen increased competition and pricing pressure on its newer products in the communications segment. Future gross margin levels will continue to be a function of product mix and levels of manufacturing.

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

     Research and development expenses were $2.9 million, or 24% of net revenues, for the third quarter of 1998, compared to $2.9 million, or 19% of net revenues, for the third quarter of 1997 and $2.9 million, or 25% of net revenues, for the second quarter of 1998. Research and development expenses were $9.0 million, or 25% of net revenues, for the first three quarters of 1998, compared to $8.7 million, or 17% of net revenues, in the first three quarters of 1997. Research and development expenses in absolute dollars in the third quarter of 1998 were flat with the second quarter of 1998 and the third quarter of 1997. The slight increase in research and development expenses in absolute dollars in the first three quarters of 1998 compared to the first three quarters of 1997 is primarily attributable to an increase in prototype product costs associated with new product development offset by a decline in mask, payroll, and travel costs. The Company established a design center in Cambridge, England during 1997, and through the end of the third quarter of 1998 the Company had added a managing design vice president and a staff of seven employees, of which four are design engineers. Further selective headcount additions are expected during the fourth quarter of 1998.

   Selling, General and Administrative

     Selling, general and administrative expenses were $2.9 million, or 24% of net revenues, for the third quarter of 1998, compared to $2.9 million, or 19% of net revenues, for the third quarter of 1997 and $2.4 million, or 20% of net revenues, for the second quarter of 1998. Selling, general and administrative expenses were $8.1 million, or 23% of net revenues, for the first three quarters of 1998 compared to $9.5 million, or 19% of net revenues, for the first three quarters of 1997. The expenses in absolute dollars in the third quarter of 1998 were flat with the third quarter of 1997. The decrease in absolute dollars in the first three quarters of 1998 compared to the first three quarters of 1997 is primarily attributable to decreased commissions due to lower revenues and a decrease in staffing and business conference costs. The increase in absolute dollars in the third quarter of 1998 compared to the second quarter of 1998 is primarily attributable to an increase in sales commission and business conference costs. The Company expects selling, general and administrative spending to remain relatively constant as a percentage of sales revenues from quarter to quarter.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for each of the first three quarters of 1998 and $0.3 million for the third quarter of 1997. Interest expense was insignificant for the first three quarters of 1998 and the first three quarters of 1997.

   Provision for Income Taxes

     The Company's effective tax rate for the first three quarters of 1998 and the first three quarters of 1997 was 36% which differs from the statutory income tax rate primarily due to state income taxes and federal research credits.

   Liquidity and Capital Resources

     During the last several years, the Company has financed its operations and capital requirements principally through cash flow from operations. Operations provided $8.1 million of net cash during the first three quarters of 1998, a decrease of $2.7 million over the first three quarters of 1997. The decrease in the first three quarters of 1998 compared to the first three quarters of 1997 is primarily attributable to lower net income and accrued liabilities offset by lower accounts receivable.

     Cash used in investing activities for the first three quarters of 1998 is attributable to capital expenditures of $2.4 million and net purchases of short-term investments of $1.6 million. As of September 30, 1998 the company had capital commitments for the remainder of 1998 of approximately $1.4 million.

     Financing activities for the first three quarters of 1998 consisted primarily of the repurchase of the Company's Common Stock for an aggregate of $3.3 million. From January 1996 through the end of the second quarter of 1998, the Company's Board of Directors had approved the repurchase of an aggregate of $17.5 million of the Company's Common Stock. Through October 31, 1998, the Company had repurchased 2,083,600 shares for a total cost of $17.3 million. As of October 31, 1998, the Company had authorization to repurchase up to an additional $3.0 million of the Company's Common Stock.

     Working capital was $39.4 million as of September 30, 1998, compared to $40.0 million as of December 31, 1997 and includes cash and cash equivalents of $6.8 million and short-term investments of $22.3 million as of September 30, 1998.

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

Other Factors Affecting Future Operating Results

     A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to networking equipment manufacturers accounted for approximately 59% of the Company's net revenues in the first three quarters of 1998 and accounted for 7 of the Company's 10 top selling products for the first three quarters of 1998. These 7 products constituted approximately 40% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependence on sales to networking equipment manufacturers to continue for the next several quarters. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

     The semiconductor industry is characterized by rapid technological change, cyclical market patterns, significant price erosion, periods of over-capacity and production shortages, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. The industry has from time to time experienced depressed business conditions. In particular, during the last several quarters, the semiconductor industry has experienced a significant slow down in growth. These soft market conditions have adversely impacted the Company's business and operating results. The Company expects these soft market conditions to continue at least through the fourth quarter of 1998. The Company expects to experience period-to-period fluctuations in future operating results due to general semiconductor industry conditions or other factors.

Year 2000 Disclosure

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. The Company has also commenced on a Year 2000 date conversion project to address machinery, equipment and other items used in the operations of the Company.

     The required changes to the Company's information systems and items used in the operations of the Company are expected to be completed by the end of June 1999. The financial impact of these changes is expected to be approximately $100,000, which constitutes approximately 4 percent of the Company's information technology budget during such period. Of such amount, approximately $10,000 has been spent to date. None of the Company's other information technology projects have been deferred as a result of the Company's Year 2000 compliance efforts.

     The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. As part of this plan, the Company contacted each of its critical vendors in September 1998 to determine whether they were Year 2000 compliant. Many of such vendors have not yet responded to the Company's inquiries and the Company is continuing to evaluate Year 2000-related risks and corrective actions that may be associated with these critical vendors. Of the critical vendors that have responded none have indicated any problems or non-compliance with Year 2000. At this time, the Year 2000 compliance expense and related potential effect of the Company's earnings are estimated to be insignificant. As of March 26, 1998 the Company has not identified any loss contingencies related to the year 2000 issues for products it has sold.

     The company is continuing to evaluate Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex, can be difficult to identify and to address, and can result in material adverse consequences to the company. Even if the company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. On November 9, 1998, hearing in this matter was held and the judge is expected to issue a ruling in the near future.

     On February 24, 1997, a former employee of the Company filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of September 25, 1998, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

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

Item 2. Changes in Securities

     In August 1998, the Company adopted a Preferred Shares Rights Plan (the "Plan"). The Plan entails a dividend of one right for each outstanding share of the Company's common stock. The rights are represented by and traded with the Company's common stock. There are no separate certificates or market for the rights.The rights do not become exercisable or trade separately from the common stock unless 15% or more of the common stock of the Company has been acquired, or after a tender or exchange offer is made for 15% or greater ownership of the Company's common stock. Should the rights become exercisable, each right will entitle the holder thereof to buy 1/1,000th of a share of the Company's Series A Preferred Stock at an exercise price of $30. Each 1/1,000th of a share of the new Series A preferred Stock will essentially be the economic equivalent of one share of common stock.

     Under certain circumstances, the rights "flip-in" and become rights to buy the Company's common stock at a 50% discount. Under certain other circumstances, the rights "flip-over" and become rights to buy an acquirer's common stock at a 50% discount.

     The rights may be redeemed by the Company for $0.01 per right at any time on or prior to the tenth day (or a later date as determined by the Board of Directors) following the first public announcement by the Company of the acquisition of beneficial ownership of 15% of the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

































                                   MICRO LINEAR CORPORATION

Date: November 12, 1998             By: /s/ J. PHILIP RUSSELL
                                   J. Philip Russell
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)