Form 10-K
period 1998-12-31
MICRO LINEAR CORP /CA/
filed 1999-04-05
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________
                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

                   For the Fiscal Year Ended December 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of February 28, 1999, was approximately $52,225,390. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1999 was 11,104,352.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held May 26, 1999 are incorporated by reference in Part III of this Form 10-K.

================================================================================


                                TABLE OF CONTENTS
                                                                                                                     Page
   PART I.
   Item 1.             Business.....................................................................................   3
   Item 2.             Properties...................................................................................  14
   Item 3.             Legal Proceedings............................................................................  15
   Item 4.             Submission of Matters to a Vote of Security Holders..........................................  16

   PART II.
   Item 5.             Market for the Registrant's Common Equity and Related Stockholder Matters....................  17
   Item 6.             Selected Consolidated Financial Data.........................................................  18
   Item 7.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................................................  19
   Item 7A.            Quantitative and Qualitative Disclosures about Market Risk...................................  27
   Item 8.             Financial Statements and Supplementary Data..................................................  28
   Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           46

   PART III.
   Item 10.            Directors and Executive Officers of the Registrant...........................................  47
   Item 11.            Executive Compensation.......................................................................  47
   Item 12.            Security Ownership of Certain Beneficial Owners and Management...............................  47
   Item 13.            Certain Relationships and Related Transactions...............................................  47

   PART IV.
   Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  48

   SIGNATURES.....................................................................................................    51


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

Background

     Electronic circuits may be divided into two general categories: digital and analog (or linear). Digital circuits, such as memories and microprocessors, process information in the form of bits, or coded electrical signals which take on only two states ("1" and "0" or "on" and "off"). Analog circuits process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Naturally occurring physical phenomena such as light intensity, position, pressure, force, sound level, temperature, and velocity are inherently analog in nature. As a result, analog circuits find wide application in electronic interfaces between digital information processing systems and the analog "real world" of information storage and transmission media, power distribution systems, actuators and physical transducers. Principal applications for analog circuits include data acquisition and conversion, data communications, industrial controls, instrumentation, magnetic data storage systems, motor controls and power conversion electronics, telecommunications, video imaging and display systems. The increasing presence of highly integrated digital electronic systems has increased the need for analog interface functions in a wide variety of applications.

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

     Target High Growth Applications. Micro Linear targets high growth applications that require substantial analog and mixed signal content and that derive significant benefits from the use of the Company's systems-level expertise. The Company focuses on innovative proprietary analog and mixed-signal products which provide high performance and cost-effective solutions for a variety of applications, including networking, video, power management, telecommunications and portable computing.

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

Markets, Applications and Products

     The Company develops standard products for a variety of applications within the communications, computer and industrial markets. The Company has focused primarily on products for use with applications in local area networks, video and power management. Within these markets the Company supplies products to several different applications with focus on local and wide area networks, video, power supply and battery management. The Company intends to continue the expansion of its applications, product offerings and customer base.

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

     The following table illustrates the three major applications and product categories served by the Company:

       NETWORK PRODUCTS          VIDEO PRODUCTS       POWER MANAGEMENT PRODUCTS

* 10BASE-FL Physical         * Video Driver/Filters  * Switch Mode Power Supply
  Interface                  * Encoders              * Power Factor Controllers
* 10/100 Physical Interface  * Genlock               * Battery Management
* FDDI Transceivers          * Comb Filter           * Motor Controllers
* ATM Transceivers           * Video A/D             * Lamp Ballast


   Network Products

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

     The Company's local area network circuits are designed to allow for the transmission of electronic signals over various media, such as twisted pair copper wire and fiber optic cable. The Company's fiber optic physical interface circuits respond to very small, fast signals from fiber optic receiver ports and restore the signal to larger amplitudes with a minimum of signal and timing distortion. The Company is a supplier of transceiver circuits into 100Mb Ethernet, FDDI, and ATM applications.

    Video Products

     The Company has utilized its analog and mixed signal expertise to develop several products for video applications. These circuits consist of filters with contained video amplifiers, clock synchronization, comb filters, encoders and specialized video A/D converters. These circuits are used in set top boxes, video editing equipment, and security systems as well as many other applications. The Company believes that video applications offer a significant opportunity for growth in the future.

   Power Management Products

     Micro Linear has focused its power management product development efforts in four areas: switched-mode power supply controllers, power factor control, DC to DC converters to manage battery power, motor controllers and fluorescent lamp ballast controllers. The trend toward smaller, lighter weight and more power-efficient computer and other portable electronic systems has created significant opportunities for advanced power supply controllers and battery management devices. The Company's products address the needs of systems designers for power management circuits that can deliver the necessary power in a highly efficient manner, while extending battery life and minimizing heat, size and weight.

Sales and Distribution

     Micro Linear targets high growth markets by designing its products into the electronic systems of systems manufacturers within the communications, computer and industrial markets. The Company seeks to achieve design wins by focusing its sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by the Company's direct sales managers who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell the Company's products directly to customers and are assisted by the Company's Field Applications Engineers (FAE's) and applications engineering group. The Company has three field sales offices in North America, one in Asia and one in Europe.

     The Company currently sells its products in North America through 21 independent sales representative organizations and three distributors. In 1998, 1997 and 1996, sales to Insight Electronics, a domestic distributor, represented 20%, 15% and 14% of the Company's net revenues, respectively. In 1998, sales through the Company's domestic distributors represented approximately 22% of net revenues, compared to 17% in 1997. The Company defers recognition of revenue and gross margin derived from sales to domestic distributors until such distributors resell the Company's products to their customers. In addition, the Company offers its domestic distributors product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory, which the Company believes is typical in the semiconductor industry. To date, product returns under this policy have not had a material effect on the Company's operating results.

     Outside of the United States, the Company's products are sold direct to international customers and through 19 independent international sales representatives and distributors, which accounted for approximately 42%, 53% and 38% of the Company's net revenues in 1998, 1997 and 1996, respectively. The Company expects international sales to continue to represent a significant portion of product sales. The Company defers the gross margins from shipments to international distributors until such distributors notify the Company of product sales to their customers. Due to the magnitude of its international sales, the Company is subject to the risks of conducting business internationally. These risks include unexpected changes in regulatory requirements, changes in legislation or regulations relating to the import or export of products, delays resulting from difficulty in obtaining export licenses for certain technology, trade barriers, tariff increases, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships. Through the end of 1998, the Company had not experienced any negative impact as a result of the financial and stock market dislocations that occurred in the Asian financial markets. However, there can be no assurance that regulatory, geo-political and other factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices of the Company's products in local currencies and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties to date in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

     A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several years. During 1998, 1997 and 1996, the Company's top ten customers, excluding domestic distributors, accounted for approximately 40%, 52% and 47% of net revenues, respectively. The Company anticipates that it will continue to be dependent on a limited number of key customers for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. Furthermore, in view of the relatively short product life cycles in the computer network equipment and mass storage markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select circuits manufactured by one of the Company's competitors for inclusion in future product generations. The Company also is entirely dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

     A substantial majority of the Company's net revenues are derived from sales of products for the computer networking market. Sales of the Company's products to network equipment manufacturers accounted for approximately 57%, 65% and 57% of the Company's net revenues in 1998, 1997 and 1996, respectively. Sales of one of the Company's computer networking products represented 10%, 4% and 10% of the Company's net revenues during 1998, 1997 and 1996, respectively. The computer network equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in the last few years. The Company has attempted to expand its product mix and customer base and, as a result, does not currently expect that revenues from the computer networking market to increase significantly as a percentage of net revenues in 1999. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer network equipment market.

Backlog

     At December 31, 1998, the Company's backlog was approximately $11.4 million, compared to approximately $14.9 million at December 31, 1997. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

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

   Design

     Micro Linear's proprietary technology depends on the advanced analog and mixed signal circuit design skills of its analog design engineers. The Company utilizes analog and mixed signal circuits and cell simulation for digital and analog circuit elements and extensive testing capabilities to assure functionality and performance of final products. The Company has assembled a team of highly skilled analog design engineers, with significant analog design experience who are supported by a team of systems engineers, applications engineers, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design. In addition, Micro Linear has developed simulation models that facilitate timely and predictable implementation of analog and mixed signal integrated circuits. As a result of performance demands and the complexity of analog circuits, the mixed signal design and development process is a multi-disciplinary effort, requiring substantial systems-level expertise, including knowledge of particular formats, standards and architectural constraints associated with a variety of targeted end-user applications. The Company also utilizes standard electronic design automation software to perform the schematic capture, simulation, design rule checks and layout verification of its circuit.

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

     The  Company  uses  its  Bipolar  technology  for  networking,   and  power
management applications such as transceivers, switched-mode power management circuits and DC to DC converters to manage battery power.

     CMOS. The Company's CMOS devices are full custom circuits and are used in applications, such as telecommunications, data communications and data conversion circuits, which require minimal power consumption and increased density. CMOS technology permits the design of circuits with lower power dissipation and a higher level of digital integration than Bipolar circuits. During the last year, the Company has started to design power management products in a new 40v CMOS technology, with 1 micron feature size.

     BiCMOS. The Company's BiCMOS processes combine the low power dissipation capabilities of CMOS, and the high performance capabilities of Bipolar. As a result, BiCMOS processes allow the design of circuits with lower power dissipation than CMOS or Bipolar devices. The feature size of these processes allows for significantly increased density of the logic functions that are necessary for advanced levels of mixed signal integration. The Company believes that these technologies represent the core of the Company's product offerings and are critical to its ability to continue to develop innovative, highly complex, high performance mixed signal products that reduce the costs of its customers' systems due to the increased functional density of the Company's products.

     In addition to the high volume 5 volt BiCMOS process, the Company is also utilizing a 18 volt BiCMOS process primarily for power management products and motor controllers. The Company's first products have been completed on a .8 micron BiCMOS process that will enable higher performance circuits with smaller feature sizes. These products are now phasing into production. New circuit designs have begun utilizing a .6 micron BiCMOS process. This process offers smaller feature size and higher performance than the .8 micron process. If the production of these products does not proceed in a timely manner due to technical issues, manufacturing yield limitations or other factors, the Company's business and results of operations could be materially and adversely affected.

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

     The Company's success also depends upon its ability to develop new analog and mixed signal circuits for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into new product generations of leading systems manufacturers. The development of these new circuits is highly complex and from time to time the Company has experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achieving acceptable manufacturing yields and market acceptance of the Company's and its customers' products. There can be no assurance that the Company will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely manner or that such products will achieve market acceptance. In addition, there can be no assurance that the electronic systems manufactured by the Company's customers will be introduced in a timely manner or that such systems will achieve market acceptance. The Company's failure to develop and introduce new products successfully would materially and adversely affect its business and operating results. In particular, there can be no assurance that the Company will succeed in developing innovative BiCMOS or CMOS circuits in a timely manner, that its BiCMOS or CMOS circuits will be designed into the electronic systems of current or prospective customers or that the Company will be able to establish itself as a supplier of BiCMOS or CMOS solutions within its targeted market applications. The Company's inability to introduce BiCMOS or CMOS products in a timely manner or to obtain market acceptance of such BiCMOS or CMOS products would materially and adversely affect the Company's business and operating results.

Manufacturing

     The Company believes that utilizing outside foundries to meet wafer supply requirements enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. The Company currently intends to continue to utilize its outside foundries for all of its wafer requirements. The Company's Bipolar wafers are manufactured by a foundry located in Japan. A substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company's dependence on a Taiwanese foundry for supply of BiCMOS wafers subjects the Company to risks associated with political instability in that region.

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

     The Company has granted nontransferable, limited process licenses to some of its foundries to utilize the Company's processes to manufacture and sell wafers to other foundry customers. Although the Company seeks to protect its proprietary technology, particularly its design methodology, there can be no assurance that certain of the Company's foundries will not attempt to reverse engineer the Company's products and manufacture and sell products which compete with those manufactured and sold by the Company.

     The Company has a production staff in place to support its outside foundries in order to ensure design and process compatibility, product quality and reliability. The high volume Bipolar wafers are inventoried and later completed at a specific foundry. The Company also applies a tile array approach to certain of its BiCMOS products. Such BiCMOS products are inventoried and later completed at the foundries utilized for these processes. The Company purchases completely finished CMOS, BiCMOS and Bipolar wafers to which it adds no additional process steps, other than incoming wafer quality tests and specific electrical product testing prior to assembly.

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

     The manufacture of integrated circuits is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. At various times in the past, the Company has experienced lower than anticipated yields that have adversely affected production and, consequently, operating results. The manufacturing processes utilized by the Company are continuously being improved in an effort to increase yield and product performance. Process changes can result in interruptions in production or significantly reduced yields. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that the Company will not experience irregularities, adverse yield fluctuations or other manufacturing problems in its manufacturing processes, any of which could result in production interruption or delivery delays and materially and adversely affect the Company's business and results of operations The Company currently intends to continue to rely exclusively upon its outside foundries for its wafer fabrication requirements.

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

     The Company's design engineers are organized into six design groups consisting of a total of approximately 30 research and development design engineers, supported by approximately 46 additional technical professionals in research, development and manufacturing engineering. In 1998, 1997 and 1996, the Company spent approximately $11.9 million, $12.0 million and $11.2 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition in many markets. The analog and mixed signal market of the semiconductor industry is also highly competitive, and many semiconductor companies presently compete or could compete in one or more of the Company's target markets. Most of the Company's current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, many of the Company's competitors maintain their own wafer fabrication facilities, which the Company considers to be a competitive advantage. The Company's competitors vary in each product area. Its principal competitors in data communications are National Semiconductor Corporation ("NSC") and Level One Corporation. In the mass storage product area, the Company competes principally with Silicon Systems, Inc. (a subsidiary of Texas Instruments Incorporated). In the power management products area, its principal competitors are Linear Technology Corporation, Maxim Integrated Products and Unitrode Semiconductor. The Company also competes with manufacturers of discrete analog components, particularly for power management applications within the industrial market. As the Company attempts to expand its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies, particularly

Japanese companies, have not traditionally focused on the high performance analog and mixed signal markets, they have the financial and technical resources to participate effectively in these markets, and there can be no assurance that they will not do so in the future. Because the Company does not currently manufacture its own semiconductor wafers, it is also vulnerable to process technology advances utilized by competitors to manufacture products offering higher performance and lower cost. Accordingly, the Company believes it is disadvantaged in comparison to larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities. In addition, certain of the Company's products are generally sole sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products. There can be no assurance that the Company will compete successfully with new or existing competitors in the future.

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

Patents and Licenses

     The Company's success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. To that end, the Company has obtained certain patents and intends to continue to seek patents on its inventions when appropriate. Specifically, the U.S. Patent and Trademark Office has issued eighteen patents and allowed ten more patents to the Company. The Company's issued patents expire from January 2007 to November 2017. The Company intends to continue to seek patents on its products, as appropriate, and currently has submitted applications for seventeen more U.S. patents with an additional nine patents in process. The Company believes that although these patents may have value, given the rapidly changing nature of the semiconductor industry, the Company depends primarily on the technical competence and creativity of its technical work force.

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

Employees

     As of December 31, 1998, the Company had 267 full-time employees, 136 of whom were engaged in manufacturing (including test development, quality and materials functions), 76 in research and development, 38 in marketing, applications and sales, and 17 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, particularly experienced mixed signal circuit designers and systems application engineers. The competition for such employees is very intense. The Company has from time to time lost key analog designers, executive officers and other personnel to start-up or to established companies. The loss of the services of one of the Company's design engineers, executive officers or other key personnel, or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel, could have a material adverse affect on the Company. The Company is currently in the process of recruiting a Vice President of Sales and a Vice President of Marketing. Any failure to hire suitable candidates for such positions in a timely manner could have a material adverse effect on the Company's business.

Executive Officers

    The executive officers of the Company are as follows:

               Name                   Age                                    Position
David L. Gellatly................    55    Chairman of the Board, Chief Executive Officer and President
Carlos A. Laber..................    47    Vice President, Engineering
Chris A. Ladas...................    53    Vice President, Operations
J. Philip Russell................    59    Vice President, Finance and Administration and Chief Financial Officer

     Mr. Gellatly joined the Company in January 1999 as Chief Executive Officer and President. Since 1982 Mr. Gellatly has been the principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor ("NSC"), Cyrix, Intel, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Cororation for five years where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly has been a director of Micro Linear since December 1997. Mr. Gellatly received his MSEE from the University of Minnesota.

     Mr. Laber has been Vice President, Engineering since December 1995. Prior to this time, he served as Director of Engineering and Senior Staff Engineer of the Company since January 1984. Prior to joining the Company, Mr. Laber was employed at NSC for 3 years as a Senior Staff Design Engineer, and at Intel Corporation for 3 years as a Design Engineer. Mr. Laber received his MSEE from the University of Minnesota in June 1978.

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

Item 2.  Properties

     The Company's executive offices and manufacturing facilities, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet. This property was acquired by the Company in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in October 1994 with a $3.4 million note payable over five years with principal amortized on a fourteen year basis. The Company leases development center buildings in Cambridge, England and Livingston, Scotland. Micro Linear believes that its existing facilities are adequate to meet its current requirements.

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

Item 3.  Legal Proceedings

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court also required additional briefing from Pioneer which is currently in progress. The court has not set a trial date or a discovery cutoff date.

     On February 24, 1997, a former employee of the Company filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of December 25, 1998, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

     On September 4, 1998, NetVantage, Inc ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, against the Company and Insight Electronics, in the Superior Court of California, County of Los Angeles, alleging causes of action for: (1) breach of contract, (2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness, (5) intentional misrepresentation, (6) negligent misrepresentation, (7) negligence, and (8) breach of implied covenant of good faith and fair dealing. NetVantage seeks compensatory damages of no less than $6 million, additional compensatory damages according to proof, attorneys' fees and costs, plus interest. On February 12, 1999, NetVantage filed a first amended complaint in which NetVantage withdrew its causes of action for intentional misrepresentation and negligent misrepresentation but realleged the remaining causes of action of the original complaint. On February 26, 1999, the Company filed an answer to NetVantage's complaint denying the causes of action and asserting numerous affirmative defenses. On the same day, Insight Electronics filed its answer and also filed a cross-complaint against NetVantage, alleging causes of action for: (1) breach of express contract, (2) breach of implied contract, (3) open account, and (4) quantum valebant, seeking compensatory damages in excess of $41,399.65, attorneys' fees and costs, plus interest. Since the filing of the action no discovery has been taken or served. On March 8, 1999 the Superior Court of Los Angeles issued an order to show cause against NetVantage for failure to prosecute the case, with a hearing set for April 22, 1999.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. On February 10, 1999, the Company filed a demurrer attacking the legal sufficiency of Accton's first, fifth and sixth causes of action and moving to strike certain paragraphs of the complaint. The hearing on the motion is scheduled for April 20, 1999. Discovery has commenced in the action. No trial date has been set by the Court.

     Although the Company believes that the resolution of these actions will not have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that such actions will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely affect the Company's financial condition or results of operations.

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

                                     PART II

Item 5.  Market for the  Registrant's  Common  Equity and Related Stockholder
         Matters

     The following table sets forth the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market for the periods indicated. As of January 25, 1999, there were approximately 403 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "MLIN."

                               Common Stock Prices


                                                                              High         Low
       Quarter ended December 31, 1998...............................      $5 15/16     $2 11/16
       Quarter ended September 30, 1998..............................      $3  7/16     $5  1/2
       Quarter ended June 30, 1998...................................      $6 15/16     $4
       Quarter ended March 31, 1998..................................      $8 15/16     $6  3/16

       Quarter ended December 31, 1997...............................      $9  1/8      $7
       Quarter ended September 30, 1997..............................      $14 3/8      $8  5/16
       Quarter ended June 30, 1997...................................      $20 1/4      $10 1/4
       Quarter ended March 31, 1997..................................      $13 3/4      $8  1/4

       Quarter ended December 31, 1996...............................      $8  1/4      $6  1/8
       Quarter ended September 30, 1996..............................      $9  3/4      $5  5/8
       Quarter ended June 30, 1996...................................      $12 5/8      $7  1/2
       Quarter ended March 31, 1996..................................      $11 7/16     $7  5/16



     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data for the five-year period ended December 31, 1998, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                                                         December 31,
                                                   1998         1997         1996        1995        1994
                                               (In thousands, except per share data)
Statement of Operations Data:
  Net revenues..........................         $47,801       $65,759      $54,057    $57,384     $41,721
  Gross margin..........................         $23,781       $34,205      $32,152    $31,657     $20,742
  Income from operations................            $187        $9,894       $9,390    $11,824      $3,208
  Net income............................            $944        $7,010       $6,703    $10,536      $2,880
  Net income per share..................
    Basic                                           $0.08         $0.59        $0.54     $0.87       $0.43
    Diluted                                         $0.08         $0.54        $0.51     $0.77       $0.25

Weighted average shares used in per share
computations
    Basic                                         11,560        11,822       12,320     12,112       6,733
    Diluted                                       11,970        12,979       13,241     13,644      11,715


                                                                                   December 31,
                                                 1998          1997         1996         1995        1994
                                              (In thousands)
Balance Sheet Data:
  Working capital.......................        $35,101       $39,922      $38,796     $41,321     $31,765
  Total assets..........................        $69,444       $72,025      $69,032     $67,971     $53,584
  Long-term obligations, less current
     portion............................             $0        $2,805       $2,972      $3,181      $3,738
  Stockholders' equity..................        $56,809       $59,321      $58,269     $55,847     $42,412

                                                Quarterly Financial Data
                                                       (Unaudited)

                                                             Three Months Ended
                                     -------------------------------------------------------------------
                                      December 31,       September 30,       June 30,        March 31,
                                          1998               1998              1998            1998
                                     ---------------    ----------------    ------------    ------------
                                                   (In thousands, except per share data)

Net revenues...................             $12,059             $11,758         $11,745         $12,239
Gross margin...................              $6,210              $5,839          $5,104          $6,628
Net income.....................                 $48                $265             $61            $570
Net income per share...........
   Basic.......................               $0.00               $0.02           $0.01           $0.05
   Diluted.....................               $0.00               $0.02           $0.01           $0.05

                                      December 31,       September 30,       June 30,        March 31,
                                          1997               1997              1997            1997
                                     ---------------    ----------------    ------------    ------------
                                                   (In thousands, except per share data)

Net revenues...................             $15,084             $15,036         $19,502         $16,137
Gross margin...................              $8,329              $6,631         $10,063          $9,182
Net income.....................              $1,592                $728          $2,486          $2,204
Net income per share...........
   Basic.......................               $0.14               $0.06           $0.21           $0.18
   Diluted.....................               $0.13               $0.06           $0.19           $0.17

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

Results of Operations

   Overview

     Micro Linear Corporation was founded in 1983. Micro Linear currently serves the communications, industrial and computer markets with a broad range of standard products for a variety of applications, including local area networks, mass storage, video, telecommunications, power management, battery management, motor control and data conversion. The Company utilizes three principal manufacturing process technologies, Bipolar, CMOS and BiCMOS.

     In recent years, Sales of communications products have constituted a majority of the Company's revenues. Specifically, such products represented approximately 64%, 69% and 63% of net revenues for 1998, 1997, and 1996, respectively. The communications market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the communications market has undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a slowdown in this market. The Company is attempting to reduce its dependency on the communications industry through various means, such as expanding its product mix and customer base.

     The Company's communications market includes networking applications. A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 57% of the Company's net revenues in 1998 and accounted for 6 of the Company's 10 top selling products for 1998. These 6 products constituted approximately 37% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market-place in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue into 1999. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing and recently introduced products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:



                                                                            Year Ended December 31,
                                                                           1998       1997       1996
   Net revenues...................................................        100.0%      100.0%     100.0%
   Cost of revenues...............................................         50.2        48.0       40.5
     Gross margin.................................................         49.8        52.0       59.5
   Operating expenses:
     Research and development.....................................         24.9        18.2       20.6
     Selling, general and administrative..........................         24.5        18.8       21.5
             Total operating expenses.............................         49.4        37.0       42.1
   Income from operations.........................................          0.4        15.0       17.4
   Interest income (expense), net.................................          2.7         1.7        2.0
   Income before provision for taxes..............................          3.1        16.7       19.4
   Provision for taxes on income..................................          1.1         6.0        7.0
   Net income.....................................................          2.0%       10.7%      12.4%


   Net Revenues

     Net revenues were $47.8 million for 1998, $65.8 million for 1997 and $54.1 million for 1996. Net revenues in 1998 decreased 27% over net revenues in 1997 and 1997 net revenues increased 22% over 1996. The Company serves three principal markets, computer, communications and industrial. Net revenues for 1998 compared to 1997 increased 3% in the industrial market and decreased 33% in the communications market and 37% in the computer market. Net revenues for 1997 compared to 1996 increased 33% in the communications market, 31% in the industrial market and decreased 20% in the computer market.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitute a majority of the Companys net revenues. Revenues in the networking sub-market for 1998 were $27.5 million, or 57% of net revenues, compared to $42.9 million, or 65% of net revenues, for 1997 and $30.7 million, or 57% of net revenues, for 1996. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the immediate future. The Company's business and results of operations have in the past and will in the future be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International revenues for 1998 totaled $20.2 million, or 42% of net revenues, compared to $34.6 million, or 53% of net revenues, for 1997 and $20.3 million, or 38% of net revenues, for 1996. The decrease in international revenues in absolute dollars in 1998 compared to 1997 was due to the combination of lower direct product demand for the Company's products in Asia and decreased Asia Pacific subcontract work for domestic customers. The increase in international revenues in absolute dollars in 1997 compared to 1996 was due to stronger demand for the Company's products in Asia and Europe. Despite the lower product demand in Asia through the end of 1998, the Company does not expect any disproportionate direct negative impact as a result of future financial and stock market dislocations that have occurred in the Asian financial markets, as the majority of the Company's Asia Pacific business is subcontract work for domestic customers.

     Domestic distributor revenues were approximately 22% of net revenues for 1998, compared to 17% for each of 1997 and 1996. In July 1998, the Company added a third national domestic distributor. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

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

     The Company's gross margin declined to 50% in 1998 from 52% in 1997 and 60% in 1996, primarily due to a shift of product mix to lower margin products, lower levels of production and lower average selling prices related to competitive pricing pressures, especially in the communications market.

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

     The Company closed its internal Bipolar fabrication facility in the fourth quarter of 1998. Production related to this fabrication facility has been moved to an outside foundry and will result in lower wafer costs. The total cost of the closing on the Company's internal Bipolar fabrication facility, including clean-up and qualification of the new fabrication facility was approximately $2.0 million and was expensed as incurred.

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

     Research and development expenses were $11.9 million for 1998, or 25% of net revenues, compared to $12.0 million, or 18% of net revenues, in 1997 and $11.2 million, or 21% of net revenues, in 1996. Research and development expenses in absolute dollars in 1998 were flat with 1997. The increase in research and development expenses in absolute dollars in 1997 compared to 1996 is primarily attributable to the addition of personnel associated with the Company's development center in Cambridge, England. In the first quarter of 1999, the Company announced its intention to establish a development center in Livingston, Scotland. The first managing director for the Livingston location was hired in January 1999 and the Company expects to add additional development engineers in Cambridge and Livingston throughout the remainder of 1999. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase in the future in absolute dollars. Such expenses fluctuated as a percentage of net revenues primarily due to changes in revenue.

   Selling, General and Administrative

     Selling, general and administrative expenses were $11.7 million for 1998, or 25% of net revenues, compared to $12.3 million, or 19% of net revenues, in
1997 and $11.6 million, or 22% of net revenues, in 1996. The decrease in absolute dollars in 1998 compared to 1997 is primarily attributable to a decrease in sales commissions due to lower net revenues and decreased business conference costs. The increase in absolute dollars in 1997 compared to 1996 is primarily attributable to higher staffing levels, an increase in sales commissions due to higher net revenues, increased business conference costs, and increased professional fees. The Company expects additional spending increases in absolute dollars in selling, general and administrative expenses in the future. Such expenses fluctuated as a percentage of net revenues primarily due to changes in revenue.

     In fiscal 1998, the Company recorded an approximately $670,000 severance charge for the former Chief Executive Officer; $133,000 of this amount was related to modifications of option terms.

   Interest and Other Income and Interest Expense

     Interest and other income was $1.6 million for 1998, $1.3 million for 1997 and $1.4 million for 1996. Interest income is affected by changes in the Company's cash balances as well as prevailing interest rates. Interest expense was $0.3 million for each of 1998, 1997 and 1996.

   Provision for Income Taxes

     The Company's effective tax rates for 1998, 1997 and 1996 were 36% which differs from the statutory income tax rate primarily due to state income taxes, net of federal research credits.

Liquidity and Capital Resources

     Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $11.4 million of net cash during 1998, a decrease of $0.5 million over 1997. The decrease in 1998 cash from operations is primarily attributable to lower net income, increased deferred tax assets and decreased accounts payable partially offset by lower accounts receivable, inventory and accrued liabilities balances at the end of 1998.

     Cash used in investing activities for 1998 is attributable to capital expenditures of $4.1 million and the net purchase of short-term investments of $2.3 million. The Company currently expects capital expenditures to be approximately $4.0 million in 1999 and as of December 31, 1998 had capital commitments for 1999 of approximately $0.3 million.

     Financing activities for 1998 consist primarily of the repurchase of the Company's common stock for $4.7 million. From January 1996 through the end of 1998, the Board of Directors approved the repurchase of an aggregate of $21.0 million of the Company's Common Stock in stock repurchase programs. Through January 25, 1999, the Company has repurchased 2,413,000 shares at an aggregate cost of $18.7 million. Subsequent to year end, the Company had repurchased a total of 283,000 shares of its Common Stock for $1.5 million as of January 25, 1999. The Company also generated $1.0 million of proceeds from common stock issued under employee stock option and purchase plans.

     Working capital amounted to $35.1 million as of December 31, 1998 and includes cash and cash equivalents of $6.4 million and short-term investments of $22.9 million.

     The Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

Other Factors Affecting Future Operating Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Competitive pricing pressures are expected to continue in the future, especially in the communications market, and may have a material adverse effect on the Company's gross margin. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

Year 2000 Readiness Disclosure

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

     The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, and suppliers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and
(4) implementation and testing. In addition, the Company provides its customers with information on the Year 2000 project and the progress made towards Year 2000 compliance.

     INFORMATION SYSTEMS. The company's current enterprise information system has been remediated and was fully tested in May 1998 and determined to be Year 2000 compliant.

     The required changes to the Company's information systems and items used in the operations of the Company are expected to be completed by the end of June 1999.

     Based on the current status of the assessments and remediation plans made to date, the Company expects total Year 2000 related external costs pertaining to its information systems to be between $20,000 and $30,000. Of such amount, approximately $10,000 has been spent to date. None of the Company's other information technology projects have been deferred as a result of the Company's Year 2000 compliance efforts.

     PRODUCTS. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date none of the Company's products are affected by Year 2000 issues.

     OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date has not yielded any major areas of concern. The assessment process was completed in September 1998. In June 1998, the Company started to develop remediation plans. Based on the assessments and remediation plans made to date, the Company expects Year 2000 related external costs pertaining to its operations and infrastructure to range between $20,000 and $30,000.

     SUPPLIERS. The Company continues to evaluate its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the company's operations. The Company has recently completed an assessment of its key suppliers. Although the Company does not anticipate any business disruptions based on the assurances made by these suppliers, the Company will continue to assess and monitor key suppliers through the year 2000 transition period.

     CUSTOMERS. The Company established a Global Year 2000 Desk at its headquarters in California to handle all customer requests for compliance and survey information, and for other general information related to the company's Year 2000 programs.

     GENERAL AND RISK FACTORS. Although the Company expects that the Year 2000 project will be completed in a timely manner to prevent any significant disruptions of business, unforeseen risks and delays may cause disruption in manufacturing, order processing and distribution services or lead to additional costs. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure, for which the Company is continuing to review and evaluate the need of contingency planning that may be required.

     Internal costs incurred for the Year 2000 project are being tracked; they principally consist of payroll and related costs. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed all of its assessments, developed remediation or contingency plans for all problems, or completely implemented or tested its remediation plans.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems; may not be able to develop, implement, or test remediation or contingency plans; or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

     Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the company. If the Company fails to satisfactorily resolve Year 2000 issues in a timely manner, it could be exposed to claims by third parties.

     The Company is evaluating the various types of contingency plans such as procedures for dealing with disruptions of internal business systems, plans for factory shutdowns and identification of alternative material vendors in the event of Year 2000 related disruption in supply. Contingency evaluation and planning will continue through 1999, and will depend heavily on the results of the remediation and testing of critical systems. The Company cannot assure that any contingency plans in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on our operations or financial results in spite of prudent planning.

     The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is continuing to evaluate Year 2000-related risks and corrective actions. At this time, the Year 2000 compliance expense and related potential effect of the Company's earnings are estimated to be insignificant. However, the risks associated with the Year 2000 problem are pervasive and complex, can be difficult to identify and to address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of December 31, 1998, the Company's investment portfolio consisted of U.S. government obligations and commercial paper of $24.0 million, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). These securities, like all U.S. government obligations and commercial paper, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

Foreign Currency Exchange Risk

     The Company has international sales and research and development facilities and is, therefore, subject to foreign currency rate exposure. The Company's foreign currency risks are mitigated principally by maintaining only minimal foreign currency balances. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at December 31, 1998, the effect on the company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements


                                                                                                                 Page
Report of PricewaterhouseCoopers LLP, Independent Accountants.............................................        29
Report of Ernst and Young LLP, Independent Auditors.......................................................        30
Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................        31
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996....................        32
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996......        33
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................        34
Notes to Consolidated Financial Statements................................................................        35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 47 present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiaries at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
January 25, 1999

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Micro Linear Corporation

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Micro Linear Corporation for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Micro Linear Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

San Jose, California
January 20, 1997



                                               MICRO LINEAR CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except share and per share amounts)


                                                                                          December 31,
                                                                                        1998       1997
Assets
Current assets:
  Cash and cash equivalents...................................................         $6,393      $5,210
  Short-term investments......................................................         22,937      20,653
  Accounts receivable, net of allowance for doubtful accounts of $540 and
     $530 at December 31, 1998 and 1997, respectively.........................          5,476      10,367
  Inventories.................................................................          7,260       7,823
  Deferred tax assets.........................................................          4,733       4,461
  Other current assets........................................................            937       1,307
     Total current assets.....................................................         47,736      49,821
Property, plant and equipment, net............................................         21,140      21,523
Other assets..................................................................            568         681
          Total assets........................................................        $69,444     $72,025

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................         $3,030      $3,612
  Accrued compensation and benefits...........................................          2,211       1,688
  Deferred income on shipments to distributors................................          2,739       2,695
  Accrued commissions.........................................................            634         848
  Other accrued liabilities...................................................          1,230         889
  Current portion of long-term debt...........................................          2,791         167
     Total current liabilities................................................         12,635       9,899
Long-term debt................................................................                      2,805

                                                                                           --

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.001 par value
     Authorized shares 5,000,000
       None issued............................................................             --          --
  Common stock, $.001 par value
     Authorized shares 30,000,000
     Issued shares 13,517,780 and 13,168,003 at December 31, 1998 and 1997,
respectively
     Outstanding shares 11,104,280 and 11,656,003 at December 31, 1998 and 1997,           14          13
respectively..................................................................
  Additional paid-in capital..................................................         54,125      52,890
  Retained earnings...........................................................         21,389      20,445
  Treasury stock, at cost, 2,413,500 and 1,512,000 shares at December 31, 1998 and    (18,719)    (14,027)
1997, respectively
     Total stockholders' equity...............................................         56,809      59,321
          Total liabilities and stockholders' equity..........................        $69,444     $72,025

                           See accompanying notes to the consolidated financial statements.



                                               MICRO LINEAR CORPORATION

                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share amounts)


                                                                             Years Ended December 31,
                                                                           1998        1997          1996
Net revenues.....................................................        $47,801      $65,759      $54,057
Cost of revenues.................................................         24,020       31,554       21,905
  Gross margin...................................................         23,781       34,205       32,152
Operating expenses:
  Research and development.......................................         11,922       11,962       11,157
  Selling, general and administrative............................         11,672       12,349       11,605
                                                                          23,594       24,311       22,762
  Income from operations.........................................            187        9,894        9,390
Interest and other income........................................          1,550        1,337        1,392
Interest expense.................................................           (262)        (278)        (308)
  Income before provision for taxes..............................          1,475       10,953       10,474
Provision for taxes..............................................            531        3,943        3,771
  Net income.....................................................           $944       $7,010       $6,703

Net Income Per Share:

Basic:
  Net income per share...........................................           $0.08        $0.59         $0.54
  Weighted average number of shares used in per share computation         11,560       11,822        12,320
Diluted:
  Net income per share...........................................           $0.08        $0.54         $0.51
  Weighted average number of shares used in per share computation         11,970       12,979        13,241







                             See accompanying notes to consolidated financial statements.



                                               MICRO LINEAR CORPORATION

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (In thousands, except share amounts)



                                                       Additional                             Total
                                     Common Stock       Paid-in      Retained    Treasury  Stockholders
                                   Shares     Amount    Capital      Earnings     Stock       Equity

Balance at December 31, 1995     12,455,519    $12      $49,103       $6,732          --     $55,847
  Exercise of stock options
   and warrants...........         253,505       1          384           --          --         385
  Shares purchased under
employee
   stock purchase plan....         101,056      --          659           --          --         659
  Tax benefit of options                --      --          274           --          --         274
exercised
  Amortization of deferred
   compensation...........              --      --           81           --          --          81
  Purchase of treasury stock      (756,000)     --           --           --      (5,680)     (5,680)
  Net income..............                      --           --        6,703                   6,703
Balance at December 31, 1996     12,054,080     13       50,501       13,435      (5,680)     58,269
  Exercise of stock options        238,767      --          882           --          --         882
  Shares purchased under
employee
    stock purchase plan...         119,156      --          770           --          --         770
  Tax benefit of options                --      --          686           --          --         686
exercised
  Amortization of deferred
    compensation..........              --      --           51           --          --          51
  Purchase of treasury stock      (756,000)     --           --           --      (8,347)     (8,347)
  Net income..............                      --           --        7,010                   7,010
Balance at December 31, 1997     11,656,003     13       52,890       20,445     (14,027)     59,321
  Exercise of stock options        217,847       1          574           --          --         575
  Shares purchased under
employee
    stock purchase plan...         131,930      --          474           --          --         474
  Amortization of deferred
    compensation..........              --      --          187           --          --         187
  Purchase of treasury stock      (901,500)     --                        --      (4,692)     (4,692)
  Net income..............                      --           --          944          --         944
Balance at December 31, 1998     11,104,280    $14      $54,125      $21,389     ($18,719)   $56,809




                             See accompanying notes to consolidated financial statements.


                                               MICRO LINEAR CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)


                                                                                Years Ended December 31,
                                                                              ------------------------------
                                                                                 1998      1997      1996
Operating activities:
    Net income.........................................................              $944   $7,010    $6,703
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization....................................             4,477    4,542     3,316
      Tax effect from employee stock plans............................                --      686       274
      Deferred income tax (benefit) provision..........................              (272)      38    (1,047)
      Amortization of deferred compensation............................               187       51        81
    Changes in assets and liabilities:
      Accounts receivable..............................................             4,891   (5,995)    2,199
      Inventories......................................................               563    2,633    (1,470)
      Other current assets and other assets............................               483      770    (1,185)
      Accounts payable.................................................              (582)     880      (844)
      Accrued compensation, accrued commissions and other liabilities..               650      824       103
      Deferred income on shipments to distributors.....................                44      446       (85)
        Net cash provided by operating activities......................            11,385   11,885     8,045
Investing activities:
    Capital expenditures, net of dispositions..........................            (4,094)  (4,301)   (8,164)
    Purchases of short-term investments................................           (41,584) (35,897)  (25,836)
    Sales and maturities of short-term investments.....................            39,300   36,042    31,337
        Net cash used in investing activities..........................            (6,378)  (4,156)   (2,663)
Financing activities:
    Principal payments under capital lease obligations and debt........              (181)    (209)     (535)
    Proceeds from issuance of common stock.............................             1,049    1,652     1,043
    Purchase of treasury stock of the Company..........................            (4,692)  (8,347)   (5,680)
        Net cash used in financing activities..........................            (3,824)  (6,904)   (5,172)
    Net increase in cash and cash equivalents..........................             1,183      825       210
    Cash and cash equivalents at beginning of period...................             5,210    4,385     4,175
    Cash and cash equivalents at end of period.........................            $6,393   $5,210    $4,385
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest.........................................................              $285     $280      $310
      Income taxes.....................................................            $1,409   $1,856    $6,161

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

   Basis of Presentation

     The Company operates on a 52- or 53 -week fiscal year, ending on the Sunday closest to December 31. Fiscal years 1998, 1997 and 1996 ended on January 3, 1999, December 28, 1997 and December 29, 1996, respectively, and fiscal 1997 and 1996 were comprised of 52 weeks and fiscal 1998 was comprised of 53 weeks. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year for convenience.

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

     Export revenues, primarily to the Far East, represented 33%, 53% and 38% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     In fiscal 1998, two customers accounted for 20% and 11% of net revenues, respectively. In fiscal 1997, three customers accounted for 15%, 15% and 10% of net revenues, respectively. In fiscal 1996, two customers accounted for 15% and 14% of net revenues, respectively.

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

     The   Company   has   classified   investments   in  debt   securities   as
available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (loss). The cost of securities sold is based on the specific identification method.
Interest and dividends on securities classified as available-for-sale are included in interest and other income.

     The following is a summary of available-for-sale securities at December 31, 1998 and 1997 (in thousands):

                                                                            1998           1997
                                                                             Cost           Cost
     U.S. government obligations...................................       $  4,673         $6,054
     Commercial paper..............................................         19,341         16,744
                                                                           $24,014        $22,798

     Amounts included in short-term investments....................        $22,937        $20,653
     Amounts included in cash and cash equivalents.................          1,077          2,145
                                                                           $24,014        $22,798

     At December 31, 1998 and 1997, the estimated fair value approximated cost, and the amount of gross unrealized gains and gross unrealized losses were not significant. All available-for-sale securities mature in one year or less. There were no significant gross realized gains or losses for the years ended December 31, 1998, 1997 and 1996.

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

     The Company's accounts receivable balances with customers based in Asia at December 31, 1998 and 1997 comprise 36% and 40% of accounts receivable, respectively. At December 31, 1998, two customers comprise 22% and 17% of accounts receivable, respectively. At December 31, 1997, two customers comprise 22% and 16% of accounts receivable, respectively.

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

   Comprehensive Income

     In June 1997, the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities. For the years ended December 31, 1998 and 1997, the differences between net income and comprehensive income were insignificant.

   Segment Reporting

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 in fiscal 1998, however no additional disclosure is considered necessary since the Company operates in one segment as defined by SFAS 131.

   Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The adoption of this SOP will not have any significant effect on the Company's results of operations as the Company has expensed such start-up costs in prior years.

     Under the SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for financial statements for periods beginning after December 15, 1998, direct external costs, directly related internal payroll and payroll-related cost and interest expenses associated with the application development stage are capitalizable. Upgrades and enhancements are capitalized if they meet certain criteria. Training, maintenance, and data-conversion costs are expensed. The adoption of this SOP will not have any significant effect on the Company's results of operations.

2.  Supplemental Financial Information

Inventories consist of the following (in thousands):

                                                                             December 31,
                                                                          1998        1997
        Raw materials..............................................        $314        $712
        Work-in-process............................................       4,906       5,100
        Finished goods.............................................       2,040       2,011
                                                                         $7,260      $7,823

   Property, plant and equipment consist of the following (in thousands):
                                                                               December 31,
                                                                           1998         1997
        Land.......................................................       $2,850       $2,850
        Buildings and improvements.................................        9,904        9,873
        Machinery and equipment....................................       33,736       29,673
                                                                          46,490       42,396
        Accumulated depreciation and amortization..................       25,350       20,873
        Net property, plant and equipment..........................      $21,140      $21,523


3.  Long-term Debt

     In October 1994, the Company entered into a $3,400,000 promissory note. The note bears interest at 9.125% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. Approximately $2,791,000 and $2,972,000 were outstanding under the loan as of December 31, 1998 and December 31, 1997, respectively. The unpaid principal has been reclassified to current portion of long term debt in accordance with the maturity date of the promissory note.

4.  Net Income Per Share

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):

                                                                        Year Ended December 31,
                         ---------------------------------------------------------------------------------------------------------
                                        1998                                 1997                             1996
                         --------------------------------- ---------------------------------- ------------------------------------
                                                      Per-                             Per-                                Per-
                            Income        Shares     Share      Income     Shares      Share     Income       Shares       Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator) Amount  (Numerator) (Denominator)   Amount
Basic Income Per Share:
Net income available
  to common
  stockholders                 $944        11,560   $0.08       $7,010      11,822     $0.59      $6,703     12,320        $0.54

Effect of dilutive
securities:                                   410                            1,157                              921
  Stock options

Diluted Income Per
Share:
Net income available
  to common
  stockholders assuming
  dilution                    $944         11,970   $0.08      $7,010      12,979     $0.54       $6,703     13,241        $0.51




     Options to purchase 3,823,992, 413,780 and 1,086,130 shares of common stock at weighted average prices of $7.55, $12.53 and $11.35 per share were outstanding during 1998, 1997 and 1996, respectively, but were not included in the respective computation of diluted income per share because the exercise prices of such options were greater than the average market price of the common shares. The options, which expire periodically from 2005 through 2008, were still outstanding at the end of each respective year.


5.  Stockholders' Equity

   Preferred Stock

     The Board of  Directors  has the  authority,  without any  further  vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares compromising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Company designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. No such preferred stock was issued or outstanding anytime during fiscal years 1998, 1997 and 1996.

   Shareholder Rights Plan

     In August 1998, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one-thousandth of a share of the Company's Series A Participating Preferred Stock (the "Right") at an exercise price of $30.00 per share. The Right enables the holder to purchase common stock of the Company or the acquiring company ten days after a person or group publicly announces it has acquired or has tendered an offer for 15% or more of the Company's outstanding common stock. The Rights are redeemable by the Company at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. If prior to redemption of the Rights, a person or group acquires 15% or more of the Company's common stock, each Right not owned by a holder of 15% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at the time of twice the Right's exercise price. The Rights expire in August 2008.

   Common Stock

     Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid.

     The following summarizes all shares of common stock reserved for issuance as of December 31, 1998:

                                                                     Number of
                                                                      Shares
                                                                    -----------
Issuable upon:
 Exercise of stock options, including options available for grant    4,772,087
 Purchase under Employee Stock Purchase Plan                           200,680
                                                                    -----------
                                                                     4,972,767
                                                                    ===========


     From January 1996 through the end of 1998, the Company's Board of Directors approved the repurchase of an aggregate of $20.0 million of the Company's common stock in stock repurchase programs. Through January 25, 1999, the Company had repurchased 2,413,000 shares at an aggregate cost of $18.7 million. During each of fiscal 1998, 1997 and 1996, the Company repurchased 901,500, 756,000 and 756,000 shares, respectively, at a cost of $4.7 million, $8.3 million and $5.7 million, respectively. Subsequent to year end, the Company did not repurchase any of its common stock through January 25, 1999.

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

     In September 1998 the Company adopted the 1998 Nonstatutory Option Plan (1998 NSO Plan), under which employees and consultants may be granted nonstatutory stock options to purchase shares of the Company's common stock at not less than the fair market value on the date of grant. Executive officers may only receive options under the plan as an inducement essential to his or her initial employment with the Company. An aggregate of 600,000 shares are reserved for options granted under the Plan.

     Under the 1983, 1991 and 1998 NSO plans, options are exercisable as determined by the Board of Directors on the date of grant. The Company's standard stock option agreements under the 1983, 1991 and 1998 NSO plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of this plan provide that options expire up to a maximum of ten years from the date of grant.

     Information with respect to the employee 1983, 1991 and 1998 NSO plans is summarized as follows:

                                                                                Outstanding Options
                                                             Available      Number     Weighted Average
                                                             For Grant     of Shares    Exercise Price

  Balance at December 31, 1995.........................       264,760     2,507,343           $6.20
    Options authorized.................................       510,000            --              --
    Options granted....................................    (1,925,290)    1,925,290           $7.08
    Options exercised..................................            --      (253,505)          $1.50
    Options canceled...................................     1,603,325    (1,603,325)          $9.25
    Options expired....................................        (8,176)           --              --
  Balance at December 31, 1996.........................       444,619     2,575,803           $5.42
    Options authorized.................................       834,000            --              --
    Options granted....................................      (647,281)      647,281          $10.59
    Options exercised..................................            --      (221,167)          $3.87
    Options canceled...................................       328,598      (328,598)          $7.73
    Options expired....................................          (806)           --           $1.38
  Balance at December 31, 1997.........................       959,130     2,673,319           $6.52
    Options authorized.................................     1,175,885            --              --
    Options granted....................................    (3,522,280)    3,522,280           $5.86
    Options exercised..................................            --      (217,847)          $2.60
    Options canceled...................................     2,445,844    (2,445,844)          $8.03
  Balance at December 31, 1998.........................     1,058,579     3,531,908           $5.06

  Options exercisable at:
       December 31, 1998                                                  1,028,714           $4.52
       December 31, 1997                                                  1,001,206           $4.03
       December 31, 1996                                                    702,461           $2.46


     In 1997, the Board of Directors and stockholders approved an amendment to the Company's 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance thereunder equal to 4% of the Company's fully diluted shares for a two year period commencing on January 1, 1998. The number of shares so reserved increased by 575,885 in 1998.

     In January 1998, the Board of Directors approved the repricing of all incentive stock options granted above $7.50 per share. The repricing did not include incentive stock options granted to any member of the Company's Board of Directors or the Chief Executive Officer. Prior options granted totaled 1,433,730 shares at prices ranging between $7.50 and $19.00. Employees had the choice of exchanging any stock options granted for new options on a one-for-one basis such that the new options would have an exercise price of $7.375. All of the new options retained the original vesting structure but restarted the vesting period as of January 27, 1998.

     In July 1998, the Board of Directors approved the repricing of stock options granted above $4.75 per share. The repricing did not include incentive stock options granted to any member of the Company's Board of Directors. Prior options granted totaled 2,928,370 shares at prices ranging between $4.75 and $14.06. Employees had the choice of exchanging any stock options granted for new options on a one-for- one basis such that the new options would have an exercise price of $4.75. All of the new options retained the original vesting structure but restarted the vesting period as of July 28, 1998.

   Director Stock Option Plan

     Prior to the adoption of its Director Stock Option Plan (see below), the Company offered to its non-employee directors the right to purchase 4,800 shares of common stock per year at the fair value on the date of the offer, as determined by the Board of Directors. Such offers vested at a rate of one-twelfth of the shares subject to the offer for each full month following the vesting commencement date, as determined by the Board of Directors, provided that the purchaser remained a member of the Board of Directors. As of December 31, 1998, options to purchase 9,600 shares were outstanding and exercisable at a price of $2.50 per share.

     The Director Stock Option Plan (the Director Plan) was adopted in October 1994 and amended in March 1997. Under the Director Plan the Company is authorized to issue non-qualified stock options to purchase up to 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least 6 months upon the date of re-election.

     The 10,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter and the 7,000 share grant vests monthly over a twelve-month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. Option activity of the Directors' stock options is as follows:

                                                                 Options Outstanding
                                                        --------------------------------------
                                         Available       Number of         Weighted Average
                                         For Grant         Shares           Exercise Price
                                        ------------    -------------    ---------------------

Balance at December 31, 1995                 60,800           38,400                    $7.80
    Granted                                (27,200)           27,200                   $10.00
    Canceled                                  2,800          (2,800)                   $11.13
                                        ------------    -------------
Balance at December 31, 1996                 36,400           62,800                   $11.42
    Granted                                (31,000)           31,000                   $14.72
    Exercised                                -              (17,600)                    $6.73
    Canceled                                  8,400          (8,400)                   $12.41
                                        ------------    -------------
Balance at December 31, 1997                 13,800           67,800                   $11.41
    Authorized                              100,000                                        --
    Granted                                (14,000)           14,000                    $4.44
                                        ------------    -------------
Balance at December 31, 1998                 99,800           81,800                   $10.22
                                        ============    =============

Options exercisable at:
    December 31, 1998                                         61,549                   $10.04
    December 31, 1997                                         36,800                    $8.63
    December 31, 1996                                         48,800                    $5.92


   Employee Stock Purchase Plan

     The Company adopted an Employee Stock Purchase Plan (1994 Purchase Plan) in October 1994. An aggregate of 455,000 shares of the Company's common stock have been reserved for issuance under the 1994 Purchase Plan. The 1994 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the Purchase Plan in 1998, 1997 and 1996 were 131,930, 119,156 and 101,056 shares of common stock with a total purchase price of approximately $475,000, $770,000 and $659,000, respectively. As of December 31, 1998, there were 680 shares available to purchase.

     The Company adopted a new Employee Stock Purchase Plan (1998 Purchase Plan) in September 1998. An aggregate of 200,000 shares of the Company's common stock have been reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Shares available for purchase may be replenished each year. There were no sales under the 1998 Purchase Plan in 1998.

   Pro Forma Net Income Per Share

     Disclosure of pro forma net income is required by SFAS 123, and has been determined as if the Company had accounted for its employer stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

                                         Employee Stock
                                          Purchase Plan                    Stock Option Plans
                                ----------------------------------    ------------------------------
                                1998         1997         1996        1998       1997       1996
                                ---------    ---------    --------    -------    -------    --------
Expected Life (in years)             0.5          0.5         0.5        3.4        3.2         2.9
Risk-free interest rate            4.70%        5.27%       5.25%       5.1%       5.6%        6.2%
Volatility                          1.28          .86         .83        .99        .85         .76
Dividend yield                         -            -           -          -          -           -


     The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which significantly differ from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the time to exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair value of shares issued under the Employee Stock Purchase Plan granted during 1998, 1997 and 1996 was $2.13, $3.42 and $3.30, respectively. The weighted average estimated fair value of options granted under the employee and directors stock option plans during 1998, 1997 and 1996 was $4.01, $5.79 and $2.39, respectively.

     The following table summarizes information about all stock options at December 31, 1998:

                                                 Options Outstanding                                 Options Exercisable
                                -------------------------------------------------------     ---------------------------------------
                                                     Weighted-Average
                                      Number             Remaining      Weighted-Average          Number
                  Range of          Outstanding      Contractual Life   Exercise Price          Exercisable      Weighted-Average
              Exercise Prices     at December 31,         (Years)                             at December 31,     Exercise Price
                                       1998                                                        1998
              ----------------- -------------------- ------------------ ---------------     -------------------- ------------------

              $0.38 - $1.38                440,582         3.8              $1.36                      425,342       $1.36
              $2.50 - $3.88                139,490         7.8              $3.05                       61,040       $2.50
              $4.00 - $4.75              1,787,864         9.6              $4.72                       19,553       $4.51
              $5.00 - $9.25              1,197,359         7.6              $7.08                      545,176       $7.13
              $10.75 - $18.38               48,413         7.6             $13.96                       39,152      $14.33
                                --------------------
                                                                                            ====================
                                         3,613,708         8.1              $5.15                    1,090,263       $4.83
                                ====================                                        ====================


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options vesting period. The Company's pro forma information follows (in thousands, except for net income per share information):

                                                    Years ended
                                                     December 31,
                                     ---------------------------------------------
                                        1998            1997             1996
                                     ------------    ------------     ------------
Net Income (loss):
  As reported..................        $  944          $7,010           $6,703
  Pro Forma....................       ($1,824)         $4,948           $4,798

Net Income (loss) Per Share:
  Basic as reported............        $  0.08         $ 0.59            $0.54
  Diluted as reported..........        $  0.08         $ 0.54            $0.51

  Pro Forma Basic..............       ($  0.16)        $ 0.42            $0.39
  Pro Forma Diluted............       ($  0.16)        $ 0.38            $0.36


6.  401(k) Tax Deferred Savings Plan

     The Company has a 401(k) Tax Deferred Savings Plan (the 401(k) Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $10,000 during 1998. Effective October 27, 1997, the 401(k) Plan was amended to provide that the Company would begin making a discretionary matching contribution up to $80 per pay period to all employees who are contributing to the 401(k) Plan. Prior to October 27, 1997, the Company was making a discretionary matching contribution up to $40 per pay period to all employees who were contributing to the 401(k) Plan. The Company's contribution to the 401(k) Plan was approximately $419,000, $260,000 and $205,000 for 1998,
1997 and 1996, respectively.

7.  Income Taxes

    The provisions for taxes consist of the following (in thousands):


                                                                            December 31,
                                                                     1998         1997      1996
        Federal:
          Current...........................................         $778       $3,692    $4,342
          Deferred..........................................         (306)         257    (1,102)
                                                                      472        3,949     3,240
        State:
          Current...........................................           25          213       598
          Deferred..........................................           34         (219)      (67)
                                                                       59           (6)      531
        Provision for taxes on income.......................         $531       $3,943    $3,771

     The tax benefits resulting from disqualifying dispositions by employees who acquired shares under the Company's incentive stock option plan and from the exercise of nonqualified stock options, reduced taxes currently payable as shown above by $686,000 in 1997 and $345,000 in 1996. Such benefits were immaterial in 1998 and were credited to additional paid-in capital in 1997 and 1996.

     The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income before provision for taxes is explained below (in thousands):

                                                                                 December 31,
                                                                       1998            1997         1996
Tax at federal statutory rate..................................         $516         $3,833      $3,666
State tax, net of federal benefit..............................          135            352         345
Research credits...............................................         (150)          (408)       (204)
Foreign sales corporation......................................         (114)          (221)         --
Other..........................................................          144            387         (36)
Provision for taxes............................................         $531         $3,943      $3,771

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      December 31,
                                                                                  1998           1997
Deferred tax assets:
  Inventory valuation.....................................................      $3,010         $2,514
  Deferred revenue........................................................       1,116          1,125
  Other accruals and reserves not yet deductible for tax purposes.........         655            879
  Other...................................................................          67            212
Total deferred tax assets.................................................       4,848          4,730
Deferred tax liabilities:
  Other...................................................................         115            269
Total deferred tax liabilities............................................         115            269
Total net deferred tax assets.............................................      $4,733         $4,461

8.  Commitments and Contingencies

   Legal Proceedings

     A discussion of certain pending legal  proceedings is included in Item 3 of
Part I of the Company's Form 10-K for the fiscal year ended December 31, 1998. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.
Lease Commitment

     The Company has various equipment operating leases. The Company's rental expenses under operating leases in the years ended December 31, 1998, 1997 and 1996 totaled approximately $147,000, $157,000 and $122,000, respectively. Future minimum lease payments for all leases are as follows (in thousands):


                           Fiscal Year
   1999.................................................              $28
   2000.................................................               17
   2001.................................................                7
   Total minimum lease payments.........................              $52

Purchase Commitments

     The Companys's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 1998, foundries had incurred approximately $690,000 of manufacturing expenses on the Company's outstanding purchase orders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

        Report of PricewaterhouseCoopers LLP, Independent Accountants

        Report of Ernst and Young LLP, Independent Auditors

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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


                                                                                                           SCHEDULE II

                                          VALUATION AND QUALIFYING ACCOUNTS


                                                                        Charged
                                                         Balance at    to Costs                Balance at
                                                          Beginning       and      Deduction     End of
          Descriptions                                    of Period    Expenses       (1)        Period
Year Ended December 31, 1996
  Allowance for Doubtful Accounts..................         $240           $60        $57         $243
Year Ended December 31, 1997
  Allowance for Doubtful Accounts..................         $243          $287         $0         $530
Year Ended December 31, 1998
  Allowance for Doubtful Accounts..................         $530           $10         $0         $540
__________

(1) Charges for uncollectable accounts, net of recoveries

    3.  Exhibits


       Exhibit
       Number                               Description of Document
       2.1(1)      Form of Agreement and Plan of Merger by and between the
                   Registrant and Micro Linear Corporation, a California
                   corporation.
       3.1(2)      Restated Certificate of Incorporation of Registrant.
       3.2(1)      Bylaws of Registrant.
       4.1(1)      Form of Common Stock Certificate.
      10.1(1)      Form of Indemnification Agreement.
      10.2(1)*     1991 Stock Option Plan and form of Stock Option Agreement.
      10.3(1)*     1994 Employee Stock Purchase Plan and form of Subscription
                   Agreement.
      10.4(1)*     1983 Incentive Stock Option Plan and form of Stock Option
                   Agreement.
      10.5(1)*     1994 Director Stock Option Plan and form of Stock Option
                   Agreement.
      10.6(1)**    License and Manufacturing Agreement between New Japan Radio
                   Co., Ltd. and Registrant dated October 1, 1993.
      10.7(1)**    Foundry Services Agreement between Philips Semiconductor and
                   Registrant effective January 27, 1993.
      10.8(1)**    License and Manufacturing Agreement between Taiwan
                   Semiconductor Manufacturing Co. and Registrant dated April
                   24, 1992, as amended.
      10.9(2)      Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
      10.10(3)*    Nonstatutory Stock Option Plan.
      10.11(4)*    1998 Employee Stock Purchase Plan and Form of Subscription
                   Agreement.
      10.12(1)**   License and Manufacturing Agreement between Think-O Electric
                   Company and Registrant dated as of April 1, 1994.
      23.1         Consent of  PricewaterhouseCoopers LLP, Independent
                   Accountants
      23.2         Consent of Ernst and Young LLP, Independent Auditors.
      27.0         Financial Data Schedule

     * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

     **  Confidential treatment granted as to certain portions of this exhibit.

    (1)Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 33-83546), as amended, filed on September 1, 1994.

    (2)Incorporated by reference from the Registrant's Registration Annual Report Form 10-K for the fiscal year ended December 31, 1995.

    (3)Incorporated by reference from the Registrant's Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998.

    (4)Incorporated by reference from the Registrant's Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998.

(b) Reports on Form 8-K.

    None.

(c) Exhibits.

    See (a) above.

(d) Financial Statement Schedules.

    See (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 2nd day of April, 1999.


                              MICRO LINEAR CORPORATION

                              By       /s/ DAVID L. GELLATLY
                                             David L. Gellatly
                                Chairman, Chief Executive Officer and President

                                POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David L. Gellatly and J. Philip Russell, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                               Title                        Date

/s/ DAVID L. GELLATLY    Chairman, Chief Executive Officer       April 2, 1999
                         and President
    David L. Gellatly    (Principal Executive Officer)

/s/ J. PHILIP RUSSELL    Chief Financial Officer (Principal      April 2, 1999
    J. Philip Russell    Financial and Accounting Officer)

/s/ JOSEPH D. RIZZI      Director                                April 2, 1999
    Joseph D. Rizzi

/s/ ROGER A. SMULLEN     Director                                April 2, 1999
    Roger A. Smullen

/s/ JEFFREY D. WEST      Director                                April 2, 1999
    Jeffrey D. West

                                INDEX TO EXHIBITS

Exhibit 23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants

Exhibit 23.2 Consent of Ernst and Young LLP, Independent Auditors