Form 10-Q
period 1999-03-31
MICRO LINEAR CORP /CA/
filed 1999-05-18
CIK 875359

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    Form 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the Quarterly Period Ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the Registrant's Common Stock outstanding net of shares held in treasury as of April 30, 1999 was 10,949,699.



                                                               TABLE OF CONTENTS

                                                                                                                       Page
  PART I.       FINANCIAL INFORMATION

  Item 1.       Financial Statements
                Consolidated Condensed Statements of Income for the three months ended March 31, 1999 and 1998           3

                Consolidated Condensed Balance Sheets at March 31, 1999, and at December 31, 1998............            4

                Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998       5


                Notes to Consolidated Condensed Financial Statements.........................................            6

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........            9

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................................           15


  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings............................................................................           16

  Item 6.       Exhibits and Reports on Form 8-K.............................................................           17

  SIGNATURES................................................................................................            18




                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                            Three Months Ended March 31,
                                                                         ------------------------------------
                                                                             1999                 1998
                                                                         --------------     -----------------
Net revenues...........................................................       $10,906             $12,239
Cost of revenues.......................................................         5,651               5,611
                                                                         --------------     -----------------
   Gross profit........................................................         5,255               6,628
                                                                         --------------     -----------------
Operating expenses:
   Research and development............................................         3,500               3,239
   Selling, general and administrative.................................         2,884               2,795
                                                                                6,384               6,034
   Income (loss) from operations.......................................       (1,129)                 594
Interest and other income, net.........................................           379                 363
Interest expense.......................................................          (63)                 (67)
                                                                         --------------     -----------------
   Income (loss) before taxes..........................................         (813)                 890
Provision (benefit) for income taxes...................................         (756)                 320
                                                                         --------------     -----------------
   Net income (loss)...................................................       $  (57)              $  570
                                                                         ==============     =================

Net income (loss) per share:

Basic:
   Net income (loss) per share.........................................       $ (0.01)              $  0.05
                                                                         ==============     =================
                                                                         ==============     =================
Diluted:
   Net income (loss) per share.........................................       $ (0.01)              $  0.05
                                                                         ==============     =================
   Weighted average number of shares used in per share computation.....         10,974                12,224
                                                                         ==============     =================

See accompanying notes to unaudited consolidated condensed financial statements.


                                             MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                            March 31,          December 31,
                                                                                               1999                1998
                                                                                        ---------------    ------------------
Assets
Current assets:
  Cash and cash equivalents............................................................       $  4,797              $  6,393
  Short-term investments...............................................................         23,383                22,937
  Accounts receivable, net.............................................................          4,615                 5,476
  Inventories..........................................................................          6,458                 7,260
  Other current assets.................................................................          5,778                 5,670
                                                                                        ---------------    ------------------
     Total current assets..............................................................         45,031                47,736
Property, plant and equipment, net.....................................................         20,807                21,140
Other assets...........................................................................            541                   568
                                                                                        ===============    ==================
          Total assets.................................................................       $ 66,379              $ 69,444
                                                                                        ===============    ==================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................................................      $  3,119              $  3,030
  Deferred income on shipments to distributors..........................................         3,033                 2,739
  Other accrued liabilities.............................................................         2,125                 4,075
  Current portion of long-term debt.....................................................         2,746                 2,791
                                                                                         --------------    ------------------
     Total current liabilities...........................................................       11,023                12,635
Long-term debt...........................................................................           --                    --
                                                                                         --------------    ------------------
Stockholders' equity:
  Preferred stock........................................................................           --                    --
  Common stock...........................................................................           14                    14
  Additional paid-in capital.............................................................       54,243                54,125
  Retained earnings......................................................................       21,332                21,389
      Treasury stock.....................................................................      (20,233)              (18,719)
                                                                                         ---------------    ------------------
     Total stockholders' equity..........................................................        55,356                56,809
                                                                                         ===============    ==================
          Total liabilities and stockholders' equity.....................................      $ 66,379              $ 69,444
                                                                                         ===============    ==================

See accompanying notes to unaudited consolidated condensed financial statements.



                                             MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                        Three Months Ended
                                                                                ------------------------------------

                                                                                   March 31,            March 31,
                                                                                     1999                 1998
                                                                                ---------------       --------------
Cash provided by operating activities.........................................          $  935              $ 5,942

Investing activities:
   Capital expenditures.......................................................            (745)                (885)
   Proceeds from sale of equipment............................................             115                   --
   Purchases of short-term investments........................................         (10,320)             (12,798)
   Sales of short-term investments ...........................................           9,874               10,597
                                                                                ---------------       --------------
     Net cash used in investing activities....................................          (1,076)              (3,086)

Financing activities:
   Principal payments on debt.................................................             (45)                 (53)
   Proceeds from issuance of common stock.....................................             104                  388
   Acquisition of treasury stock..............................................          (1,514)              (1,011)
                                                                                ---------------       --------------
     Net cash used in financing activities....................................          (1,455)                (676)
                                                                                ---------------       --------------
   Net increase (decrease) in cash and cash equivalents.......................          (1,596)               2,180
   Cash and cash equivalents at beginning of period...........................           6,393                5,210
                                                                                ---------------       --------------
   Cash and cash equivalents at end of period.................................         $ 4,797             $  7,390
                                                                                ===============       ==============

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

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 ended on January 3, 1999. The Company's fiscal quarters are 13 weeks in length. The first quarter of 1999 and 1998 ended on April 14, 1999 and March 29, 1998, respectively. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience. The Company exclusively uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in income as they occur. The effect of foreign currency exchange rate fluctuations was not significant. The Company does not use derivative instruments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4) During the three months ended March 31, 1999, two customers accounted for 20% and 12% of total sales, respectively.

5)   Supplemental Financial Information

     Inventories consist of the following (in thousands):


                                                                         March 31,        December 31,
                                                                            1999              1998
                                                                        -------------   -----------------
          Raw materials..............................................     $      --        $    314
          Work-in-process............................................         4,344           4,906
          Finished goods.............................................         2,114           2,040
                                                                             $6,458          $7,260

     Property, plant and equipment consist of the following (in thousands):


                                                                          March 31,       December 31,
                                                                             1999              1998
                                                                        -------------   -----------------
          Land.......................................................      $  2,850        $  2,850
          Buildings and improvements.................................         9,905           9,904
          Machinery and equipment....................................        34,366          33,736
                                                                             47,121          46,490
          Accumulated depreciation and amortization..................        26,314          25,350
          Net property, plant and equipment..........................      $ 20,807         $21,140


                                   (Unaudited)

6) Cash payments for income taxes and interest expense totaled $240,000 and $63,000, respectively, for the three months ended March 31, 1999.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 1999 was a benefit of 93%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first quarter of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.

8) From January 1996 through the end of the first quarter of 1999, the Company's Board of Directors had approved the repurchase of an aggregate of $20.3 million of the Company's Common Stock. Through March 31, 1999, the Company had repurchased 2,696,900 shares for a total cost of $20.2 million. As of April 30, 1999, the Company had authorization to repurchase up to an additional $0.1 million of the Company's Common Stock.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):


                                                  Three Months Ended March 31,
                          -----------------------------------------------------------------------------
                                          1999                                   1998
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                              Loss         Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
  Basic Income (loss)
   Per Share:
  Net income (loss)
  available
    to common                    $(57)    10,974      $(0.01)        $570         11,650       $0.05
    stockholders

  Effect of dilutive                          --                                     574
  securities:
    Stock options

  Diluted Income (loss)
   Per          Share:
   Net income (loss)
  available to common
  stockholders assuming
   dilution                      $(57)     10,974     $(0.01)        $570          12,224      $0.05


     Options to purchase 439,662 shares of common stock were outstanding as of March 31, 1999, but were not reflected in the computations of diluted earnings per share because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

10) In April 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The adoption of this SOP will not have any effect on the Company's results of operations as the Company has expensed such start-up costs in prior years. In March 1998, the Accounting Standard Executive Committee released Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No.98-1 is effective for financial statements for periods beginning after December 15, 1998. Direct external costs, directly related internal payroll and payroll-related cost and interest expenses associated with the application development stage are capitalizable. Upgrades and enhancements are capitalized if they meet certain criteria. Training, maintenance, and data-conversion costs are expensed. The adoption of this SOP will not have any significant effect on the Company's results of operations.

11)  A discussion of a certain pending legal proceeding is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended March 31, 1999. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

   Net Revenues

     Net revenues were $10.9 million for the first quarter of 1999, a 11% decrease over net revenues of $12.2 million for the first quarter of 1998 and a 10% decrease over net revenues of $12.0 million for the fourth quarter of 1998. The decline in net revenues is the result of softness in business demand which resulted in lower than expected turns orders thus negatively impacting overall revenue levels for the first quarter. The Company expects continuing softness in business demand in the second quarter of 1999.

     The Company serves three principal markets: computer, communications and industrial. Net revenues for the first quarter of 1999 compared to the first quarter of 1998 decreased 33% in the communications market, increased 66% in the computer market and increased 32% in the industrial market. Net revenues for first quarter of 1999 compared to the fourth quarter of 1998 decreased 19%, increased 16% and remained flat in the communications market, computer market and industrial market, respectively.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial majority of the Company's net revenues. Net revenues in the networking sub-market, in absolute dollars decreased 34% and 19% in the first quarter of 1999 compared to the first quarter of 1998 and fourth quarter of 1998, respectively. Networking net revenues were 49% of total net revenues for the first quarter of 1999 compared to 65% and 54% of total net revenues for the first and fourth quarters of 1998, respectively. The quarterly decline in networking product revenues is principally attributable to lower shipments of ethernet parts. The networking submarket is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the immediate future. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues for the first quarter of 1999 totaled $4.7 million, or 43% of net revenues, compared to $5.2 million, or 42% of net revenues, for the first quarter of 1998 and $5.2 million, or 43% of net revenues, for the fourth quarter of 1998. The decrease in international revenues in the first quarter of 1999, compared to the first and fourth quarters of 1998, was due to the combination of lower direct product demand for the Company's products in Asia and decreased Asia Pacific subcontract work for domestic customers

     Domestic distributor net revenues for the first quarter of 1999 were $2.9 million, or 27% of net revenues, compared to $2.6 million, or 21% of net revenues, for the first quarter of 1998 and $2.9 million, or 24% of net revenues, for the fourth quarter of 1998. The Company expects sales to domestic distributors to increase in the future as a percentage of total net revenues due to anticipated shifts in the sales channel mix. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

Gross Margin

     Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin has been and will continue to be periodically affected by expenses incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     The Company's gross margin was 48% in the first quarter of 1999, compared to 54% in the first quarter of 1998 and 52% in the fourth quarter of 1998. Gross margin was lower in the first quarter of 1999 compared to the first quarter of 1998 primarily due to slightly lower production output levels and higher manufacturing costs. The decrease in gross margin for the first quarter of 1999 compared to the fourth quarter of 1998 is primarily due to an unfavorable shift in the product mix.

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

     The Company currently purchases its wafers from three wafer suppliers. A substantial majority of the Company's wafer supply is obtained from two wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements.

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

     Research and development expenses were $3.5 million for the first quarter of 1999, or 32% of net revenues, compared to $3.2 million, or 26% of net revenues,  for  the  first  quarter  of 1998  and  $2.9  million,  or 24% of net revenues, for the fourth quarter of 1998. The increase in research and development in absolute dollars in the first quarter of 1999 compared to the first quarter of 1998 is primarily attributable to higher prototype product costs, new product mask costs and the addition of personnel associated with the Company's new design center in Scotland. The increase in research and development expenses in absolute dollars for the first quarter of 1999 compared to the fourth quarter of 1998 is due to increased mask costs and the addition of personnel associated with the Company's new development center in Scotland. During the first quarter of 1999, the Company announced the establishment of a new development center in Scotland. Staffing at this site consists of six designers and will increase to seven later in 1999. Staffing at the Company's development center in England totals nine, and selective headcount additions are expected in 1999. Research and development costs for the second quarter of 1999 are expected to decline slightly due to lower mask charges and proto-type product costs. The Company believes that the timely development and introduction of new products is critical to its future success.

   Selling, General and Administrative

     Selling, general and administrative expenses were $2.9 million for the first quarter of 1999, or 26% of net revenues, compared to $2.8 million, or 23% of net revenues, in the first quarter of 1998 and $3.6 million, or 30% of net revenues, in the fourth quarter of 1998. The first quarter of 1999 expenses compared to the first quarter of 1998 remained relatively flat, with increased payroll costs being offset by a lower professional fees and databook expenses. The substantial decrease from the fourth quarter of 1998 is due mainly to a one-time severance charge of $0.7 million recorded in the prior quarter and is associated with the retirement of the prior Chief Executive Officer as well as decreased databook sheet costs. The Company expects selling, general and administrative expense to generally fluctuate as a percentage of revenue with revenue in the future.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for first quarters of 1999 and 1998 and $0.5 million for the fourth quarter of 1998. The first quarter of 1999 remained flat in relation to the first quarter of 1998, and declined slightly from prior quarter due to lower cash balances. Interest expense was insignificant for the first quarter of 1999 and the first and fourth quarters of 1998.

   Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 1999 was a benefit of 93%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first quarter of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.

   Liquidity and Capital Resources

     Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $0.9 million of net cash during the first quarter of 1999, a decrease of $5.0 million over the first quarter of 1998. The decrease in the first quarter of 1999 compared to the first quarter of 1998 is primarily due to lower net income (loss) and decreased accrued liabilities partially offset by lower inventory and accounts receivable balances.

     Cash used in investing activities for the first quarter of 1999 is attributable to capital expenditures of $0.7 million and the net purchase of short-term investments of $0.4 million.

Financing activities for the first quarter of 1999 consist primarily of the repurchase of the Company's common stock for $1.5 million. From January 1996 through the first quarter of 1999, the Board of Directors approved the repurchase of an aggregate of $20.3 million of the Company's common stock in stock repurchase programs. Through March 31, 1999, the Company has repurchased 2,696,900 shares at an aggregate cost of $20.2 million.

     Working capital amounted to $34.0 million as of March 31, 1999 compared to $35.1 million as of December 31, 1998. Working capital at March 31, 1999 includes cash and cash equivalents of $4.8 million and short-term investments of $23.4 million.

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

Other Factors Affecting Future Operating Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Competitive pricing pressures are expected to continue in the future, especially in the communications market, which includes the networking sub-market, and may have a material adverse effect on the Company's gross margin. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

Year 2000 Readiness Disclosure

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has implemented, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. The Company has also implemented a Year 2000 date conversion project to address machinery, equipment and other items used in the operations of the Company.

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

     The required changes to the Company's information systems and items used in the operations of the Company are expected to be completed by the end of September 1999.

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

     PRODUCTS. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company's investment portfolio consisted of U.S. government obligations and commercial paper typically with maturities of less than 12 months. These securities are subject to interest rate risk and will decline in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

Foreign Currency Exchange Rate Risk

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

     For further discussion of risk factors, refer to the Company's filing on Form 10-K with the Securities and Exchange Commission.

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

     On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of April 27, 1999, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

     On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Compan's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles, alleging causes of action for: (1) breach of contract,
(2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness, (5) intentional misrepresentation, (6) negligent misrepresentation, (7) negligence, and (8) breach of implied covenant of good faith and fair dealing. NetVantage seeks compensatory damages of no less than $6.0 million, additional compensatory damages according to proof, attorneys' fees and costs, plus interest. On February 12, 1999, NetVantage filed a first amended complaint in which NetVantage withdrew its causes of action for intentional misrepresentation and negligent misrepresentation but realleging the remaining causes of action of the original complaint. On February 26, 1999, the Company filed an answer to NetVantage's complaint denying the causes of action and asserting numerous affirmative defenses. On the same day, Insight Electronics filed its answer and also filed a cross-complaint against NetVantage, alleging causes of action for:
(1) breach of express contract, (2) breach of implied contract, (3) open account, and (4) quantum valebant, seeking compensatory damages in excess of $41,400, attorneys' fee and costs, plus interest. Since the filing of the action no discovery has been taken or served. On March 8, 1999, the Superior Court of Los Angeles issued an order to show cause against NetVantage for failure to prosecute case, with a hearing set for April 22, 1999. At that hearing, a trial date was set for October 12, 1999.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7.0 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. On February 10, 1999, the company filed a demurrer attacking the legal sufficiency of Accton's first, fifth and sixth causes of action and moving to strike certain paragraphs of the complaint. On April 20, 1999, the same day scheduled for the hearing on the demurrer, Accton filed its Amended Complaint, which rendered the demurrer moot. Accton's Amended Complaint alleges essentially the same claims as its original Complaint, but pleads the breach of contract and fraud and deceit claims with somewhat more specificity, as well as alleging additional factual information. The company anticipates filing a demurrer to Accton's Amended Complaint, and has scheduled a hearing on the demurrer for July 8, 1999. A discovery hearing was set for May 7, 1999 on the Company's motion for protective order and Accton's motion to compel and for sanctions. The Company's motion for protective order was granted by the Court, as was Accton's motion to compel. Accton's request for sanctions was denied. Complying with the protective order as entered on May 7, 1999, the Company produced documents responsive to Accton's document request. Depositions are currently scheduled to begin in late May. The Company served Accton with discovery in early May and expects to receive responses by mid-June.

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
































                            MICRO LINEAR CORPORATION

Date: May 18, 1999           By: /s/ J. Philip Russell
                             -------------------------
                             J. Philip Russell
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)