Form 10-Q
period 1999-06-30
MICRO LINEAR CORP /CA/
filed 1999-08-17
CIK 875359

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

                  For the Quarterly Period Ended June 30, 1999

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

     The number of shares of the Registrant's Common Stock outstanding as of June 30, 1999 was 10,978,266.


                                                 TABLE OF CONTENTS

                                                                                                    Page
       PART I.       FINANCIAL INFORMATION

       Item 1.       Financial Statements
                     Consolidated Condensed Statements of Operations for the three and six
                     months ended June 30, 1999 and 1998........................................      3

                     Consolidated Condensed Balance Sheets at June 30, 1999 and December 31, 1998     4

                     Consolidated Condensed Statements of Cash Flows for the six months ended
                     June 30, 1999 and 1998......................................................     5

                     Notes to Consolidated Condensed Financial Statements........................     6

       Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                        Operations...............................................................     9

       Item 3.       Quantitative and Qualitative Disclosures about Market Risk .................     15


       PART II.      OTHER INFORMATION

       Item 1.       Legal Proceedings...........................................................     16

       Item 4.       Submission of Matters to a Vote of Security Holders.........................     18

       Item 6.       Exhibits and Reports on Form 8-K............................................     18

       SIGNATURES..............................................................................       19



                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                           Three Months Ended          Six Months Ended
                                                                        -------------------------   ------------------------
                                                                         June 30,      June 30,      June 30,     June 30,
                                                                           1999          1998          1999         1998
                                                                        -----------   -----------   -----------  ------------
Net revenues...........................................................   $11,270       $11,745       $22,176       $23,984
Cost of revenues.......................................................     5,616         6,641        11,267        12,252
                                                                        -----------   -----------   -----------  ------------
   Gross profit........................................................     5,654         5,104        10,909        11,732
Operating expenses:
   Research and development............................................     3,349         2,912         6,849         6,151
   Selling, general and administrative.................................     2,696         2,396         5,580         5,191
                                                                        -----------   -----------   -----------  ------------
                                                                            6,045         5,308        12,429        11,342
                                                                        -----------   -----------   -----------  ------------
   Income (loss) from operations.......................................      (391)         (204)       (1,520)          390
Interest and other income, net.........................................       392           365           771           728
Interest expense.......................................................       (62)          (66)         (125)         (133)
                                                                        -----------   -----------   -----------  ------------
   Income (loss) before taxes..........................................       (61)           95         (874)           985
Provision (benefit) for income taxes...................................       197            34         (559)           354
                                                                        -----------   -----------   -----------  ------------
   Net income (loss)...................................................   $  (258)      $    61       $ (315)       $   631
                                                                        ===========   ===========   ===========  ============

Net Income (loss) Per Share:
Basic:
   Net income (loss) per share.........................................   $ (0.02)      $  0.01       $(0.03)       $  0.05
                                                                        ===========   ===========   ===========  ============
   Weighted average number of shares used in per share computation.....    10,940        11,692       10,957         11,671
                                                                        ===========   ===========   ===========  ============
Diluted:
   Net income (loss) per share.........................................    $(0.02)      $  0.01       $(0.03)       $  0.05
                                                                        ===========   ===========   ===========  ============
   Weighted average number of shares used in per share computation.....    10,940        12,087       10,957         12,155
                                                                        ===========   ===========   ===========  ============

                           See accompanying notes to consolidated condensed financial statements.


                                             MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                               June 30,              December 31,
                                                                                                 1999                    1998
                                                                                         -------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................             $ 7,056                 6,393
   Short-term investments..............................................................              22,226                 2,937
   Accounts receivable, net............................................................               5,440                 5,476
   Inventories.........................................................................               5,755                 7,260
   Other current assets................................................................               5,662                 5,670
                                                                                         -------------------   -------------------
     Total current assets..............................................................              46,139                47,736
                                                                                         -------------------   -------------------
Property, plant and equipment, net.....................................................              19,629                21,140
Other assets...........................................................................                 514                   568
                                                                                         -------------------   -------------------
       Total assets....................................................................             $66,282               $69,444
                                                                                         ===================   ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................................             $ 2,467               $ 3,030
   Deferred income on shipments to distributors........................................               3,035                 2,739
   Other accrued liabilities...........................................................               2,710                 4,075
   Current portion of long-term debt...................................................               2,701                 2,791
                                                                                         -------------------   -------------------
     Total current liabilities.........................................................              10,913                12,635
                                                                                         -------------------   -------------------
Long-term debt.........................................................................                  --                    --
                                                                                         -------------------   -------------------
Stockholders' equity:
   Preferred stock.....................................................................                  --                    --
   Common stock........................................................................                  14                    14
   Additional paid-in capital..........................................................              54,514                54,125
   Retained earnings...................................................................              21,074                21,389
   Treasury stock......................................................................             (20,233)              (18,719)
                                                                                         -------------------   -------------------
     Total stockholders' equity........................................................              55,369                56,809
                                                                                         -------------------   -------------------
       Total liabilities and stockholders' equity......................................              66,282                69,444
                                                                                         ===================   ===================

                               See accompanying notes to consolidated condensed financial statements.


                                            MICRO LINEAR CORPORATION
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                         Six Months Ended
                                                                                ------------------------------------
                                                                                   June 30,             June 30,
                                                                                     1999                 1998
                                                                                ---------------       --------------
Cash provided by operating activities.........................................        $  1,838             $  5,559

Investing activities:
   Capital expenditures.......................................................            (752)              (1,751)
   Proceeds from sale of equipment............................................             115                   --
   Purchases of short-term investments........................................         (18,062)             (17,024)
   Sales of short-term investments............................................          18,773               16,431
                                                                                ---------------       --------------
     Net cash provided by (used in) investing activities......................              74               (2,344)

Financing activities:
   Principal payments under capital lease obligations and debt................             (81)                (104)
   Proceeds from issuance of common stock.....................................             346                  947
   Acquisition of treasury stock..............................................          (1,514)              (1,011)
                                                                                ---------------       --------------
     Net cash used in financing activities....................................          (1,249)                (168)
                                                                                ---------------       --------------

Net increase in cash and cash equivalents.....................................             663                3,047
Cash and cash equivalents at beginning of period..............................           6,393                5,210
                                                                                ---------------       --------------
Cash and cash equivalents at end of period....................................          $7,056               $8,257
                                                                                ===============       ==============

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

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 ended on January 3, 1999. The Company's fiscal quarters are 13 weeks in length. The second quarter of 1999 ended on July 4, 1999. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

4) During the three months ended June 30, 1999, two customers accounted for 32% and 10% of total sales, respectively. During the six months ended June 30, 1999, two customers accounted for 26% and 10% of total sales, respectively.

5)   Supplemental Financial Information:

     Inventories consist of the following (in thousands):

                                                      June 30,     December 31,
                                                        1999          1998
                                                    -----------  --------------
          Raw materials........................      $    2         $  314
          Work-in-process......................       4,048          4,906
          Finished goods.......................       1,705          2,040
                                                     $5,755         $7,260


     Property, plant and equipment consist of the following (in thousands):

                                                                          June 30,      December 31,
                                                                             1999              1998
                                                                        -------------   --------------
          Land.......................................................       $ 2,850         $ 2,850
          Buildings and improvements.................................         9,927           9,904
          Machinery and equipment....................................        34,351          33,736
                                                                             47,128          46,490
          Accumulated depreciation and amortization..................        27,499          25,350
          Net property, plant and equipment..........................       $19,629         $21,140

6) Cash payments for income taxes and interest expense totaled $250,000 and $125,000, respectively, for the six months ended June 30, 1999.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first half of 1999 was a benefit of 64%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first half of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.

8) From January 1996 through June 1999, the Company had repurchased 2,696,900 shares of its common stock for a total cost of $20.2 million.

9) The Company uses the net income per share calculation methodology prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):


                                                  Three Months Ended June 30,
                          -----------------------------------------------------------------------------
                                          1999                                   1998
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                              Loss         Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
  Basic Income (loss)
  Per Share:
  Net income  (loss)
  available
    to common               $(258)         10,940     $(0.02)        $61           11,692      $0.01
    stockholders

  Effect of dilutive
  securities:                                  --                                     395
    Stock options

  Diluted Income (loss)
  Per Share:
  Net income ( loss)
  available
    to common
    stockholders assuming   $(258)         10,940     $(0.02)        $61           12,087      $0.01
    dilution




                                                   Six Months Ended June 30,
                          -----------------------------------------------------------------------------
                                          1999                                   1998
                          -------------------------------------  --------------------------------------
                                                        Per-                                    Per-
                              Loss         Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
  Basic Income (loss)
  Per Share:
  Net income (loss)
  available
    to common                $(315)         10,957    $(0.03)        $631       11,671         $0.05
    stockholders

  Effect of dilutive
  securities:                                   --                                 484
    Stock options

  Diluted Income (loss)
  Per Share:
  Net income (loss)
  available
    to common
    stockholders assuming    $(315)         10,957    $(0.03)        $631       12,155         $0.05
    dilution



     Options to purchase 304,186 shares of common stock were outstanding as of June 30, 1999, but were not reflected in the computations of diluted earnings per share because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

10) In April 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The adoption of this SOP did not have any effect on the Company's results of operations as the Company has expensed such start-up costs in prior years.

     In  March  1998,  the  Accounting  Standard  Executive  Committee  released
     Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No.98-1 is effective for financial statements for periods beginning after December 15, 1998. Direct external costs, directly related internal payroll and payroll-related cost and interest expenses associated with the application development stage are capitalizable. Upgrades and enhancements are capitalized if they meet certain criteria. Training, maintenance, and data-conversion costs are expensed. The adoption of this SOP did not have any significant effect on the Company's results of operations.

11) A discussion of a certain pending legal proceedings is included in Item 1 of Part II of the Company's Form 10-Q for the fiscal quarter ended June 30, 1999. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

   Net Revenues

     Net revenues were $11.3 million for the second quarter of 1999, a 4% decrease over net revenues of $11.7 million for the second quarter of 1998 and a 4% increase over net revenues of $10.9 million for the first quarter of 1999. Net revenues were $22.2 million for the first half of 1999, a 8% decrease over net revenues of $24.0 million for the first half of 1998. The decline in the net revenues in the first half of 1999 compared to the first half of 1998 was primarily due to soft market condition, particularly in the communications market. The increase in net revenues over the first quarter of 1999 is primarily attributable to stronger business demand which resulted in higher than expected orders. The Company expects its third quarter 1999 net revenues to be lower than the second quarter of 1999.

     The Company serves three principal markets: computer, communications and industrial. Net revenues for the second quarter of 1999 compared to the second quarter of 1998 decreased 15% in the communications market and increased 19% in the industrial market and 4% in the computer market. Net revenues for the second quarter of 1999 compared to the first quarter of 1999 increased 9% in the communications market and decreased 5% in the computer market and 1% in the industrial market. Net revenues for the first half of 1999 compared to the first half of 1998 decreased 24% in the communications market and increased 28% in the computer market and 25% in the industrial market. The Company's products for the communications market tend to have higher average selling prices and therefore have a significant impact on the revenue change.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitute a substantial majority of the Company's net revenues. Net revenues for the second quarter of 1999 in the networking sub-market decreased 12% compared to the second quarter of 1998 and increased 7% compared to the first quarter of 1999. Sales of the Company's networking products accounted for approximately 49% and 60% of net revenues in the first half of 1999 and 1998, respectively. The decline in networking product revenues for the first half of 1999 compared to the first half of 1998 is principally attributable to lower shipments of ethernet parts. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the network sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations have in the past and would in the future be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues were $4.3 million, or 38% of net revenues, for the second quarter of 1999, compared to $5.7 million, or 49% of net revenues, for the second quarter of 1998 and $4.7 million, or 43% of net revenues, for the first quarter of 1999. International revenues were $9.0 million, or 41% of net revenues, for the first half of 1999, compared to $10.9 million, or 45% of net revenues, for the first half of 1998. The decrease in international revenues for the second quarter of 1999 compared to the second quarter of 1998 and the first quarter of 1999 and also for the first half of 1999 compared to the first half of 1998 was due to the combination of lower direct product demand for the Company's products in Asia and decreased Asia Pacific subcontract work for domestic customers.

     Domestic distributor revenues were approximately 37% of net revenues for the second quarter of 1999, 18% of net revenues for the second quarter of 1998 and 27% for the first quarter of 1999. Domestic distributor revenues were approximately 32% and 20% of net revenues for the first half of 1999 and first half of 1998, respectively. The Company expects sales to domestic distributors to remain at about 30% as a percentage of total net revenues. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and in turn, are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end user.

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

     The Company's gross margin increased to 50% in the second quarter of 1999 from 43% in the second quarter of 1998 and 48% in the first quarter of 1999. Gross margin in the first half of 1999 remained flat at 49% in relation to the first half of 1998. The Company's gross margin improved in the second quarter of 1999 compared to the second quarter of 1998 and the first quarter of 1999 primarily due to a favorable change in product mix to higher margin and higher average sales price products.

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

     Research and development expenses were $3.3 million, or 30% of net revenues, for the second quarter of 1999, compared to $2.9 million, or 25% of net revenues, for the second quarter of 1998 and $3.5 million, or 32% of net revenues, for the first quarter of 1999. Research and development expenses were $6.8 million, or 31% of net revenues, for the first half of 1999, compared to $6.2 million, or 26% of net revenues, in the first half of 1998. The increase in research and development expenses in absolute dollars in the second quarter of 1999 compared to the second quarter of 1998 is primarily attributable to increased contract expenses associated with mask design and the addition of personnel associated with the Company's new design center in Scotland. The decrease in research and development expenses in absolute dollars in the second quarter of 1999 compared to the first quarter of 1999 is primarily attributable to a decrease in mask costs and consulting fees. The increase in research and development expenses in absolute dollars in the first half of 1999 compared to the first half of 1998 is primarily attributable to increased contract expenses associated with mask design and the addition of personnel associated with the Company's new design center in Scotland. During the first quarter of 1999, the Company announced the establishment of a new development center in Scotland. Staffing at this site consists of six designers and will increase to seven later in 1999. Staffing at the Company's development center in England totals nine, and selective headcount additions are expected in 1999. The Company believes that the timely development and introduction of new products is critical to its future success.

   Selling, General and Administrative

     Selling, general and administrative expenses were $2.7 million, or 24% of net revenues, for the second quarter of 1999, compared to $2.4 million, or 20% of net revenues, for the second quarter of 1998 and $2.9 million, or 26% of net revenues, for the first quarter of 1999. Selling, general and administrative expenses were $5.6 million, or 25% of net revenues, for the first half of 1999 compared to $5.2 million, or 22% of net revenues, for the first half of 1998. The increase in absolute dollars in the second quarter of 1999 compared to the second quarter of 1998 is primarily attributable to increases in business conferences and investor relation expenses. The decrease in absolute dollars in the second quarter of 1999 compared to the first quarter of 1999 is primarily attributable to lower marketing costs. The increase in absolute dollars in the first half of 1999 compared to the first half of 1998 is primarily attributable to increases in payroll and business conference expenses offset by decreased databook costs. The Company expects selling, general and administrative expenses will remain constant as a percentage of revenue.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for the first and second quarters of 1999 and the second quarter of 1998. Interest expense was insignificant for the first and second quarters of 1999 and the second quarter of 1998.

   Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first half of 1999 was a benefit of 64%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first half of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.

Liquidity and Capital Resources

     During the last several years, the Company has financed its operations and capital requirements principally through cash flow from operations. Operations provided $1.8 million of net cash during the first half of 1999, a decrease of $3.7 million over the first half of 1998. The decrease in the first half of 1999 compared to the first half of 1998 is primarily attributable to lower net income
(loss) and decreased accounts payable and accrued liabilities partially offset by lower inventory and accounts receivable.

     Cash provided by investing activities for the first half of 1999 is attributable to net sale of short-term investments of $0.7 million offset by capital expenditures of $0.7 million. The Company currently expects capital expenditure for the year of 1999 to be approximately $3.5 million.

     Financing activities for the first half of 1999 consisted primarily of the repurchase of the Company's Common Stock for $1.5 million. From January 1996 through June 30, 1999, the Company had repurchased 2,696,900 shares of its common stock at an aggregate cost of $20.2 million.

     Working capital was $35.2 million as of June 30, 1999, compared to $35.1 million as of December 31, 1998. Working capital at June 30, 1999 included cash and cash equivalents of $7.1 million and short-term investments of $22.2 million.

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

     Based on the current status of the assessments and remediation plans made to date, the Company expects total Year 2000 related external costs pertaining to its information systems to be between $50,000 and $65,000. Of such amount, approximately $20,000 has been spent to date. None of the Company's other information technology projects have been deferred as a result of the Company's Year 2000 compliance efforts.

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

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court ordered Pioneer to brief additional claim elements. The final claim construction hearing took place on July 19, 1999. The court has issued a tentative order also favorable to Micro Linear. The parties anticipate filing a stipulated judgment of Non-Infringement, which would result in a termination of the district court action against Micro Linear. Pioneer may appeal such judgment. The court has not set a trial date or a discovery cutoff date.

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

     On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles, alleging causes of action for: (1) breach of contract,
(2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness, (5) intentional misrepresentation, (6) negligent misrepresentation, (7) negligence, and (8) breach of implied covenant of good faith and fair dealing. NetVantage seeks compensatory damages of no less than $6.0 million, additional compensatory damages according to proof, attorneys' fees and costs, plus interest. On February 12, 1999, NetVantage filed a first amended complaint in which NetVantage withdrew its causes of action for intentional misrepresentation and negligent misrepresentation but realleging the remaining causes of action of the original complaint. On February 26, 1999, the Company filed an answer to NetVantage's complaint denying the causes of action and asserting numerous affirmative defenses. On the same day, Insight Electronics filed its answer and also filed a cross-complaint against NetVantage, alleging causes of action for:
(1) breach of express contract, (2) breach of implied contract, (3) open account, and (4) quantum valebant, seeking compensatory damages in excess of $41,400, attorneys' fee and costs, plus interest. Since the filing of the action no discovery has been taken or served. On March 8, 1999, the Superior Court of Los Angeles issued an order to show cause against NetVantage for failure to prosecute case, with a hearing set for April 22, 1999. At that hearing, a trial date was set for October 12, 1999. All parties have served initial written discovery requests, and Micro Linear expects to receive NetVantage's responses in late July. Depositions have been noticed by Micro Linear for late July/early August. Micro Linear agreed to indemnify Insighter Electronics in the litigation and to defend Insight against NetVantage's claims.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7.0 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. On February 10, 1999, the company filed a demurrer attacking the legal sufficiency of Accton's first, fifth and sixth causes of action and moving to strike certain paragraphs of the complaint. On April 20, 1999, the same day scheduled for the hearing on the demurrer, Accton filed its Amended Complaint, which rendered the demurrer moot. Accton's Amended Complaint alleges essentially the same claims as its original Complaint, but pleads the breach of contract and fraud and deceit claims with somewhat more specificity, as well as alleging additional factual information. A discovery hearing was held on May 7, 1999, on the Company's motion for protective order and Accton's motion to compel and for sanctions. The Company's motion for protection order was granted by the Court, as was Accton's motion to compel. Accton's request for sanctions was denied. Complying with the protective order as entered on May 7, 1999 the Company produced documents responsive to Accton's document request. Depositions started in late May and are expected to continue for several months. The Company served Accton with discovery in early May and has received responses from Accton. The company filed a demurrer to Accton's Amended Complaint and at the hearing on July 8, 1999, the court rejected the Company's demurrer. The Company filed its answer to Accton's Amended Complaint on July 27, 1999.

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

    Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on June 7, 1999:

(a)      The following Directors were elected:



                 Directors                     Votes For         % of Outstanding Shares
-------------------------------------------- --------------- ---------------------------------
David L. Gellatly                                 3,785,164                65.4
Roger A. Smullen                                  3,785,164                65.4
Jeffrey D. West                                   3,785,164                65.4
Joseph D. Rizzi                                   3,785,164                65.4
William B. Pohlman                                3,785,164                65.4

    (b) The stockholders approved the following proposal:

                                                           Number of Common Shares Voted
                                                              % of Outstanding
                                                                   Shares
     Proposal                                     For                              Against     Abstain
     --------------------------------------- --------------- ------------------- ------------ ----------


     Ratification of the appointment of
     PricewaterhouseCoopers LLP as the
     Company's independent accountants for
     fiscal year 1999.                            5,771,382         99.7              16,904      2,755


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
































                                                   MICRO LINEAR CORPORATION

Date: August 17, 1999                              By:  /s/ J. PHILIP RUSSELL
                                                        J. Philip Russell
                                                        Chief Financial Officer
                                                       (Principal Financial and
                                                           Accounting Officer)
                                       19