Form 10-Q/A
period 1999-06-30
MICRO LINEAR CORP /CA/
filed 1999-08-18
CIK 875359

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    Form 10-Q/A

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


                                             MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                               June 30,              December 31,
                                                                                                 1999                    1998
                                                                                         -------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents...........................................................             $ 7,056                 6,393
   Short-term investments..............................................................              22,226                22,937
   Accounts receivable, net............................................................               5,440                 5,476
   Inventories.........................................................................               5,755                 7,260
   Other current assets................................................................               5,662                 5,670
                                                                                         -------------------   -------------------
     Total current assets..............................................................              46,139                47,736
                                                                                         -------------------   -------------------
Property, plant and equipment, net.....................................................              19,629                21,140
Other assets...........................................................................                 514                   568
                                                                                         -------------------   -------------------
       Total assets....................................................................             $66,282               $69,444
                                                                                         ===================   ===================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................................             $ 2,467               $ 3,030
   Deferred income on shipments to distributors........................................               3,035                 2,739
   Other accrued liabilities...........................................................               2,710                 4,075
   Current portion of long-term debt...................................................               2,701                 2,791
                                                                                         -------------------   -------------------
     Total current liabilities.........................................................              10,913                12,635
                                                                                         -------------------   -------------------
Long-term debt.........................................................................                  --                    --
                                                                                         -------------------   -------------------
Stockholders' equity:
   Preferred stock.....................................................................                  --                    --
   Common stock........................................................................                  14                    14
   Additional paid-in capital..........................................................              54,514                54,125
   Retained earnings...................................................................              21,074                21,389
   Treasury stock......................................................................             (20,233)              (18,719)
                                                                                         -------------------   -------------------
     Total stockholders' equity........................................................              55,369                56,809
                                                                                         -------------------   -------------------
       Total liabilities and stockholders' equity......................................              66,282                69,444
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