Form 10-Q
period 1999-09-30
MICRO LINEAR CORP /CA/
filed 1999-11-16
CIK 875359

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                             Washington, D.C. 20549
                            ________________________

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 1999

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

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 11,029,966.

                                                       TABLE OF CONTENTS

                                                                                                     Page
       PART I.       FINANCIAL INFORMATION

       Item 1.       Financial Statements
                     Consolidated Condensed Statements of Operations for the three and nine
                     months ended September 30, 1999 and 1998.................................        3

                     Consolidated Condensed Balance Sheets at September 30, 1999 and December         4
                     31, 1998................................................

                     Consolidated Condensed Statements of Cash Flows for the nine months ended
                     September 30, 1999 and 1998..............................................        5

                     Notes to Consolidated Condensed Financial Statements.....................        6


       Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...............................................................        9

       Item 3.       Quantitative and Qualitative Disclosures about Market Risk...............        15


       PART II.      OTHER INFORMATION

       Item 1.       Legal Proceedings........................................................        16

       Item 6.       Exhibits and Reports on Form 8-K.........................................        18

       SIGNATURES.............................................................................        19




                                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                          (In thousands, except per share amounts)

                                                                             Three Months Ended            Nine Months Ended
                                                                         September 30,  September 30,  September 30,  September 30,
                                                                              1999           1998           1999           1998
  Net revenues.......................................................     $12,113        $11,758        $34,289        $35,742
  Cost of revenues...................................................       5,829          5,919         17,096         18,171
   Gross profit......................................................       6,284          5,839         17,193         17,571
  Operating expenses:
   Research and development..........................................       3,608          2,855         10,457          9,006
   Selling, general and administrative...............................       2,569          2,876          8,149          8,067
   Legal settlement and related costs................................       1,408             --          1,408             --
                                                                            7,585          5,731         20,014         17,073
   Income (loss) from operations.....................................      (1,301)           108         (2,821)           498
  Interest and other income..........................................         371            372          1,142          1,100
  Interest expense...................................................         (62)           (65)          (187)          (198)
   Income (loss) before taxes........................................        (992)           415         (1,866)         1,400
  Provision (benefit) for income taxes...............................        (635)           150         (1,194)           504
   Net income (loss).................................................      $ (357)         $ 265          $(672)          $896

  Net Income (loss) Per Share:
  Basic:
   Net income (loss) per share.......................................      $(0.03)         $0.02         $(0.06)         $0.08
   Weighted average number of shares used in per share computation...      11,014         11,642         10,976         11,661
  Diluted:
   Net income (loss) per share.......................................      $(0.03)         $0.02         $(0.06)         $0.07
   Weighted average number of shares used in per share computation...      11,014         11,992         10,976         12,101

                           See accompanying notes to unaudited consolidated condensed financial statements.

                                      MICRO LINEAR CORPORATION
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Unaudited)
                                            (In thousands)
                                                                                            September 30,            December 31,
                                                                                                 1999                    1998
Assets
Current assets:
   Cash and cash equivalents...........................................................         $ 4,792                 $ 6,393
   Short-term investments..............................................................          23,361                  22,937
   Accounts receivable, net............................................................           5,565                   5,476
   Inventories.........................................................................           5,991                   7,260
   Other current assets................................................................           5,990                   5,670
     Total current assets..............................................................          45,699                  47,736
Property, plant and equipment, net ....................................................          20,300                  21,140
Other assets...........................................................................             486                     568
       Total assets....................................................................         $66,485                 $69,444

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................................          $4,192                $  3,030
   Deferred income on shipments to distributors........................................           2,744                   2,739
   Other accrued liabilities...........................................................           1,441                   4,075
   Current portion of long-term debt...................................................             173                   2,791
     Total current liabilities.........................................................           8,550                  12,635
Long-term debt.........................................................................           2,827                      --
Commitments and contingencies
Stockholders' equity:
   Preferred stock.....................................................................              --                      --
   Common stock........................................................................              14                      14
   Additional paid-in capital..........................................................          54,610                  54,125
   Retained earnings...................................................................          20,717                  21,389
   Treasury stock......................................................................         (20,233 )               (18,719 )
     Total stockholders' equity........................................................          55,108                  56,809
       Total liabilities and stockholders' equity......................................         $66,485                 $69,444

                      See accompanying notes to unaudited consolidated condensed financial statements.


                                                  MICRO LINEAR CORPORATION
                                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                       (In thousands)

                                                                               Nine Months Ended
                                                                     September 30,           September 30,
                                                                          1999                   1998
Cash provided by operating activities...........................              $2,539                  $8,129

Investing activities:
   Capital expenditures.........................................              (2,617 )                (2,432 )
   Proceeds from sale of equipment..............................                 115                      --
   Purchases of short-term investments..........................             (32,826 )               (32,092 )

   Sales of short-term investments..............................              32,402                  30,460
     Net cash used in investing activities.......................             (2,926 )                (4,064 )

Financing activities:
   Principal payments of debt...................................                (121 )                  (151 )
   Proceeds from issuance of common stock.......................                 421                     963
   Acquisition of treasury stock................................              (1,514 )                (3,267 )
     Net cash used in financing activities.......................             (1,214 )                (2,455 )

Net increase (decrease) in cash and cash equivalents............              (1,601 )                 1,610
Cash and cash equivalents at beginning of period................               6,393                   5,210
Cash and cash equivalents at end of period......................             $ 4,792                 $ 6,820

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


3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 ended on January 3, 1999. The Company's fiscal quarters are 13 weeks in length. The third quarter of 1999 ended on October 3, 1999. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

4) During the three months ended September 30, 1999, two customers accounted for 23% and 13% of total sales, respectively. During the nine months ended September 30, 1999, two customers accounted for 25% and 11% of total sales, respectively.

5)   Supplemental Financial Information:

     Inventories consist of the following (in thousands):

                                            September 30,       December 31,
                                                1999                1998
          Raw materials.............          $    8              $  314
          Work-in-process...........           4,326               4,906
          Finished goods............           1,657               2,040
                                              $5,991              $7,260

     Property, plant and equipment consist of the following (in thousands):

                                                                         September 30,        December 31,
                                                                             1999                 1998
          Land............................................                $  2,850             $  2,850
          Buildings and improvements......................                   9,982                9,904
          Machinery and equipment.........................                  36,161               33,736
                                                                            48,993               46,490
          Accumulated depreciation and amortization.......                  28,693               25,350
          Net property, plant and equipment...............                 $20,300              $21,140

                                  (Unaudited)


6) Cash payments for income taxes and interest expense totaled $261,000 and $187,000, respectively, for the nine months ended September 30, 1999.


7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year which may be subject to change. The Company's effective tax rate for the nine-month period of 1999 was a benefit of 64%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first nine months of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.


8) From January 1996 through September 1999, the Company had repurchased 2,696,900 shares of its common stock for a total cost of $20.2 million. The Company's common stock buy-back program was terminated at the end of the first quarter of 1999.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):


                                                Three Months Ended September 30,
                                          1999                                   1998
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
    Basic Income (Loss)
        Per Share:

     Net income (loss)
         available           $(357)        11,014     $(0.03)        $265          11,642     $0.02
          to common
       stockholders

  Effect of dilutive
  securities:                                  --                                     350
    Stock options

  Diluted Income (Loss)
  Per Share:
  Net income (loss)
  available to common
  stockholders               $(357)        11,014     $(0.03)        $265          11,992     $0.02
  Assuming dilution


                                   (Unaudited)


                                                Nine Months Ended September 30,
                                          1999                                   1998
                                                        Per-                                    Per-
                             Income        Shares     Share         Income         Shares     Share
                          (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
    Basic Income (Loss)
        Per Share:
     Net income (loss)
         available           $(672)         10,976    $(0.06)        $896       11,661        $0.08
          to common
       stockholders

  Effect of dilutive
  securities:                                  --                                  440
    Stock options

  Diluted Income (Loss)
  Per    Share:
  Net income (loss)
  available
    to common                $(672)         10,976    $(0.06)        $896       12,101        $0.07
  stockholders
    assuming dilution

     Options to purchase 274,792 shares of common stock were outstanding as of September 30, 1999, but were not reflected in the computations of diluted earnings per share because the Company recorded a net loss in the period and to do so would have been anti-dilutive.


10) Prior to September 1999, the Company had a note that bore interest at 9.125% per annum and was secured by a deed of trust on the Company's principal facilities. The note required monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. In September 1999, the Company refinanced this note with a new note of $3,000,000. The new note bears interest at 7.59% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of September 30, 1999, $3,000,000 was outstanding under the loan.

11) In April 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998 and requires companies to expense all costs incurred or unamortized in connection with start-up activities. The adoption of this SOP did not have any effect on the Company's results of operations as the Company has expensed such start-up costs in prior years.

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

12) In September 1999, the Company issued a press release announcing a settlement of a lawsuit. The terms of settlement in this matter are confidential, however, the Company took a $1.4 million charge reflecting settlement and associated litigation costs in the third quarter. A discussion of certain pending legal proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 1999. The Company believes that the final outcome of such matters discussed will not have a material adverse effect on the Company's consolidated financial position or results of operations. No assurance can be given, however, that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having an adverse effect on the Company's financial position or its results of operations.

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

Results of Operations

 Net Revenues

     Net revenues were $12.1 million for the third quarter of 1999, a 3% increase over net revenues of $11.8 million for the third quarter of 1998 and a 7% increase over net revenues of $11.3 million for the second quarter of 1999. The increase in net revenues over the third quarter of 1998 and the second quarter of 1999 is primarily attributable to higher turns demand and continued strong domestic distribution resales. Net revenues were $34.2 million for the first nine months of 1999, a 4% decrease over net revenues of $35.7 million for the first nine months of 1998. The decline in net revenues in the first nine months of 1999 compared to the first nine months of 1998 was primarily due to lower demand for mature networking products in the communications market.

     The Company serves three principal markets, computer, communications and industrial. Net revenues for the third quarter of 1999 compared to the third quarter of 1998 increased 36% and 27% in the computer and industrial market, respectively, and decreased 13% in the communications market. Net revenues for the third quarter of 1999 compared to the second quarter of 1999 increased 19% in the computer and industrial market and decreased 1% in the communications market. Net revenues for the first nine months of 1999 compared to the first nine months of 1998 increased 31% and 26% in the computer and industrial market, respectively, and decreased 21% in the communications market.

     The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial portion of the Company's net revenues. Net revenues for the third quarter of 1999 in the networking sub-market decreased 14% and 2% compared to the third quarter of 1998 and second quarter of 1999, respectively. Sales of the Company's networking products accounted for approximately 48% and 59% of net revenues in the first nine months of 1999 and 1998, respectively. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. The Company expects its dependency on sales to network equipment manufacturers to continue for the near future. The Company's business and results of operations have in the past and would in the future be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market.

     International net revenues were $5.4 million, or 45% of net revenues, for the third quarter of 1999, compared to $4.1 million, or 35% of net revenues, for the third quarter of 1998 and $4.3 million, or 38% of net revenues, for the second quarter of 1999. International revenues were $14.5 million, or 42% of net revenues, for the first nine months of 1999, compared to $15.0 million, or 42% of net revenues, for the first nine months of 1998. The increase in international revenues for the third quarter of 1999 compared to the third quarter of 1998 and the second quarter of 1999 was due to the combination of higher direct product demand for the Company's products in Asia and Europe and increased Asia Pacific subcontract work for domestic customers.

     Domestic distributor revenues were approximately 30% of net revenues for the third quarter of 1999, 25% of net revenues for the third quarter of 1998 and 37% of net revenues for the second quarter of 1999. Domestic distributor revenues were approximately 31% and 21% of net revenues for the first nine months of 1999 and first nine months of 1998, respectively. During 1998, the Company added a second national domestic distributor. The Company expects sales from both domestic and international distributors to increase in the future. In this regard, several of the Company's OEM (Original Equipment Manufacturer) customers have moved their manufacturing operations to subcontractors and, in turn, are placing their orders through distributors. The Company defers recognition of revenue derived from sales to domestic distributors until such distributors resell the products to their customers. Revenue is recognized by the Company upon shipment to international representatives, but the gross margin on these shipments is deferred until international distributors notify the Company of product sales to end users.

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

     The Company's gross margin increased to 52% in the third quarter of 1999 from 50% in the third quarter of 1998 and second quarter of 1999. The Company's gross margin increased to 50% for the first nine months of 1999 from 49% for the first nine months of 1998. The Company's gross margin improved in the third quarter of 1999 compared to the third quarter of 1998 and the second quarter of 1999 primarily due to a favorable change in product mix.

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

     The Company currently purchases its wafers from three wafer suppliers. A substantial majority of the Company's wafer supply is obtained from two wafer suppliers. The Company's products are assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply. The Company did not experience any disruption in wafer supply due to the recent earthquakes in Taiwan.

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

     Research and development expenses were $3.6 million, or 30% of net revenues, for the third quarter of 1999, compared to $2.9 million, or 24% of net revenues, for the third quarter of 1998 and $3.3 million, or 30% of net revenues, for the second quarter of 1999. Research and development expenses were $10.4 million, or 30% of net revenues, for the first nine months of 1999, compared to $9.0 million, or 25% of net revenues, in the first nine months of 1998. The increase in research and development expenses in absolute dollars in the third quarter of 1999 compared to the third quarter of 1998 is primarily attributable to increased prototype product costs associated with new product and the addition of personnel associated with the Company's new design center in Scotland. The increase in research and development expenses in absolute dollars in the third quarter of 1999 compared to the second quarter of 1999 is primarily attributable to new contract research and development costs and increased prototype product costs associated with new product development offset by decreased payroll expenses. The increase in research and development expenses in absolute dollars in the first nine months of 1999 compared to the first nine months of 1998 is primarily attributable to the addition of personnel associated with the Company's new design center in Scotland. During the first quarter of 1999, the Company announced the establishment of a new development center in Scotland. Staffing at this site consists of seven designers. Staffing at the Company's development center in England totals nine. The Company believes that the timely development and introduction of new products is critical to its future success.

Selling, General and Administrative

     Selling, general and administrative expenses were $2.6 million, or 21% of net revenues, for the third quarter of 1999 (excluding the settlement charge related to a lawsuit), compared to $2.9 million, or 24% of net revenues, for the third quarter of 1998 and $2.7 million, or 24% of net revenues, for the second quarter of 1999. Selling, general and administrative expenses were $8.1 million, or 24% of net revenues, for the first nine months of 1999 (excluding the settlement charge related to a lawsuit), compared to $8.1 million, or 23% of net revenues, for the first nine months of 1998. The one-time legal settlement charge of $1.4 million in the third quarter of 1999 includes both settlement and associated litigation costs.

     The decrease in absolute dollars in the third quarter of 1999 compared to the third quarter of 1998 is primarily attributable to decrease in sales commissions and reduced staffing. The decrease in absolute dollars in the third quarter of 1999 compared to the second quarter of 1999 is primarily attributable to decreased staffing levels and lower data book costs. The first nine months of 1999 expenses compared to those for the first nine months of 1998 remained relatively flat, with increased payroll expenses offset by lower data book costs and business conference expenses. The Company expects selling, general and administrative expenses will remain relatively constant as a percentage of revenues.

 Interest and Other Income and Interest Expense

     Interest and other income was $0.4 million for each of the first three quarters of 1999 and the third quarter of 1998. Interest expense was insignificant for the first nine months of 1999 and the first nine months of 1998.

 Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first nine months of 1999 was a benefit of 64%, compared to a provision of 36% for the same period in 1998, which differs from the statutory income tax rate primarily due to state income taxes and federal research credits. The reason for the higher effective tax rate in the first quarters of 1999 is the greater impact that the Federal R&D Tax Credit and California Investment Tax Credit is expected to have on the 1999 tax provision.

Liquidity and Capital Resources

     During the last several years, the Company has financed its operations and capital requirements principally through cash flows from operations. Operations provided $2.5 million of net cash during the first nine month of 1999, a decrease of $5.6 million over the first nine month of 1998. The decrease in the first nine months of 1999 compared to the first nine month of 1998 is primarily attributable to lower net income (loss) and accrued liabilities partially offset by lower inventories.

     Cash used in investing activities for the first nine months of 1999 is attributable to capital expenditures of $2.6 million and net purchases of short-term investments of $0.4 million. The Company currently expects capital expenditures for the year of 1999 to be approximately $3.5 million.

     Financing activities for the first nine months of 1999 consisted primarily of the repurchase of the Company's Common Stock for $1.5 million. From January 1996 through September 30, 1999, the Company had repurchased 2,696,900 shares of its common stock at an aggregate cost of $20.2 million. The Company's common stock buy-back program was terminated at the end of the first quarter of 1999.

     Working capital was $37.1 million as of September 30, 1999, compared to $35.1 million as of December 31, 1998 and includes cash and cash equivalents of $4.8 million and short-term investments of $23.4 million as of September 30, 1999.

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

     The required changes to the Company's information systems and items used in the operations of the Company were completed in September 1999. Total Year 2000 related external costs pertaining to its information systems were $64,000. None of the Company's other information technology projects have been deferred as a result of the Company's Year 2000 compliance efforts.

     PRODUCTS. The Company has assessed the capabilities of all of its products sold to customers. Based on the assessments made to date, none of the Company's products are affected by Year 2000 issues.

     OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and assessed for Year 2000 compliance. The assessment to date has not yielded any major areas of concern. The assessment process was completed in September 1998.

     SUPPLIERS. The Company has evaluated its supplier base to determine whether Year 2000 issues affecting suppliers will adversely impact the Company's operations. Although the Company does not anticipate any business disruptions based on the assurances made by these suppliers, the Company will continue to assess and monitor key suppliers through the year 2000 transition period.

     CUSTOMERS. The Company established a Global Year 2000 Desk at its headquarters in California to handle all customer requests for compliance and survey information, and for other general information related to the Company's Year 2000 programs.

     GENERAL AND RISK FACTORS. Although the Company has completed its Year 2000 project, unforeseen risks and delays may cause disruption in manufacturing, order processing and distribution services or lead to additional costs. The Company believes that its greatest potential risks for Year 2000 issues are associated with its information systems and systems embedded in its operations and infrastructure, for which the Company has developed a contingency plan.

     Internal costs incurred for the Year 2000 project are being tracked; they principally consist of payroll and related costs. The Company's total costs are immaterial.

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

     The Company has evaluated the various types of contingency plans such as procedures for dealing with disruptions of internal business systems, plans for factory shutdowns and identification of alternative material vendors in the event of Year 2000 related disruption in supply. Contingency evaluation and planning will continue through 1999. The Company cannot assure that any contingency plans in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on our operations or financial results in spite of prudent planning.

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

     On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of October 27, 1999, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

     On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles, alleging causes of action for: (1) breach of contract,
(2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness, (5) intentional misrepresentation, (6) negligent misrepresentation, (7) negligence, and (8) breach of implied covenant of good faith and fair dealing. NetVantage sought compensatory damages of no less than $6.0 million, additional compensatory damages according to proof, attorneys' fees and costs, plus interest. On February 12, 1999, NetVantage filed a first amended complaint in which NetVantage withdrew its causes of action for intentional misrepresentation and negligent misrepresentation but realleging the remaining causes of action of the original complaint. On February 26, 1999, the Company filed an answer to NetVantage's complaint denying the causes of action and asserting numerous affirmative defenses. On the same day, Insight Electronics filed its answer and also filed a cross-complaint against NetVantage, alleging causes of action for:
(1) breach of express contract, (2) breach of implied contract, (3) open account, and (4) quantum valebant, seeking compensatory damages in excess of $41,400, attorneys' fee and costs, plus interest. On October 1, 1999 the parties reached an out of court settlement of this action. The terms of settlement in this matter are confidential, however, the Company took a $1.4 million charge reflecting settlement and associated litigation costs in the third quarter of 1999 and the action has been dismissed .

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7.0 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. On February 10, 1999, the Company filed a demurrer and motion to strike attacking the legal sufficiency of Accton's complaint. On April 20, 1999, the same day scheduled for the hearing on the demurrer, Accton filed its Amended Complaint, which rendered the demurrer moot. Accton's Amended Complaint alleges essentially the same claims as its original Complaint, but pleads the breach of contract and fraud and deceit claims with somewhat more specificity, as well as alleging additional factual information. The Company filed a demurrer to Accton's Amended Complaint which was overruled on July 8, 1999. The Company filed its answer to Accton's Amended Complaint on July 27, 1999. A discovery hearing was set for May 7, 1999 on the Company's motion for protective order and Accton's motion to compel and for sanctions. The Company's motion for protection order was granted by the Court, as was Accton's motion to compel. Accton's request for sanctions was denied. On May 7th, the Company produced documents responsive to Accton's document request. Depositions have been ongoing since late May and are expected to continue for several months. The Company served Accton with initial discovery in early May and has received responses and documents from Accton. The Company has subsequently served Accton with additional discovery, and expects to receive these responses from Accton in Late November. Further, Hewlett-Packard Company, Accton's customer, has also produced documents in response to the Company's desposition subpoena. Numerous Accton personnel have been noticed for deposition, but have not yet been deposed by the Company. At the initial status conference on July 13, 1999, the court ordered the parties to mediation, and set a mediation status conference for October, 14, 1999. Due to scheduling conflicts with the NetVantage matter, both parties later agreed to set the mediation for December 16, 1999 before Hon. William T. Betineli (Ret.). At the subsequent October 14, 1999 mediation status conference, the court set a trial setting conference for December 7, 1999, at which time a trial date will likely be scheduled.

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

































                                  MICRO LINEAR CORPORATION

Date: November 16, 1999           By:  /s/ J. PHILIP RUSSELL
                                  J. Philip Russell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)