Form 10-K
period 1999-12-31
MICRO LINEAR CORP /CA/
filed 2000-04-04
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _________________________
                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the Fiscal Year Ended December 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by persons other than those who may be deemed affiliates of the Company, as of February 27, 2000, was approximately $81,549,929. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of February 27, 2000 was 11,248,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held June 7, 2000 are incorporated by reference in Part III of this Form 10-K.

                                                   TABLE OF CONTENTS
                                                                                                                  Page
PART I.

Item 1.              Business...............................................................                        3

Item 2.              Properties.............................................................                        13

Item 3.              Legal Proceedings......................................................                        14

Item 4.              Submission of Matters to a Vote of Security Holders                                            15


PART II.

Item 5.              Market for the Registrant's Common Equity and Related Stockholder Matters                      16

Item 6.              Selected Consolidated Financial Data...................................                        17

Item 7.              Management's Discussion and Analysis of Financial Condition and

                     Results of Operations..................................................                        18

Item 7A.             Quantitative and Qualitative Disclosures about Market Risk                                     23

Item 8.              Financial Statements and Supplementary Data                                                    24

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           42


PART III.

Item 10.             Directors and Executive Officers of the Registrant                                             42

Item 11.             Executive Compensation.................................................                        42

Item 12.             Security Ownership of Certain Beneficial Owners and Management                                 42

Item 13.             Certain Relationships and Related Transactions                                                 42


PART IV.

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                                43



SIGNATURES.................................................................................................. 46


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

Item 1.  Business

     Micro Linear Corporation (the "Company") designs, develops and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer and industrial markets. The Company's products provide integrated systems-level solutions for a variety of applications, including local area networks, video, telecommunications, power management and motor control. The Company utilizes its proprietary design techniques and BiCMOS, Bipolar and CMOS manufacturing processes to produce proprietary and application specific products that enable systems designers to achieve increased levels of systems integration and reduce system costs.

Strategy

     Micro Linear's goal is to be a leading supplier of proprietary integrated analog and mixed signal circuits for applications that require systems-level features. To achieve this objective, the Company has adopted the following strategies:

     Target High Growth Applications. Micro Linear targets high growth applications that require substantial analog and mixed signal content and that derive significant benefits from the use of the Company's systems-level expertise. The Company focuses on innovative proprietary analog and mixed-signal products which provide high performance and cost-effective solutions for a variety of applications, including data communications, video and power management.

     Develop Highly Integrated Circuits with Systems-Level Features. Micro Linear uses its analog and mixed signal design expertise to integrate several analog building block circuits into a single circuit or chipset. thereby reducing the size and cost of the customer's electronic system, while providing greater functionality, performance and reliability. The uniqueness and complexity of such products, has enabled the Company to maintain its position as the sole source supplier for a number of its products.

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

Markets, Applications and Products

     The Company develops standard products for a variety of applications within the communications, computer and industrial markets. The Company has focused primarily on products for use with applications in local area networks, video and power management. Within these markets the Company has supplied products to several different applications with focus on local and wide area networks, video, power supply and battery management. The Company intends to increase its focus on the development of products for the wireless networking segment following the introduction of its initial products for this segment during 1999.

     The Company's approach to new product development is driven by application specific requirements and accepted industry standards for communications within its targeted markets. The Company relies upon its engineering and marketing personnel to identify market opportunities for new high performance products, to maintain close working relationships with targeted customers, to determine product opportunities that apply to a broad range of customers within the Company's target markets and to define mixed signal products for specific applications.

     The following table illustrates the three major applications and product categories served by the Company:


       COMMUNICATION PRODUCTS                VIDEO PRODUCTS                     POWER MANAGEMENT PRODUCTS
  .10BASE-FL Physical Interface         .Video Driver/Filters                   .Switch Mode Power Supply
  .10/100 Physical Interface            .Encoders                               .Power Factor Controllers
  .2.4GHZ RF Transciever                .Genlock                                .Battery Management
  .900MHz RF Transceivers               .Comb Filter                            .Motor Controllers
                                        .Video A/D


 Communications Products

     The local area network (LAN) market has experienced significant growth in recent years. The emergence of increasingly sophisticated software applications, such as imaging, multimedia and remote communications requires innovative, high performance networking technology which must provide for increased data throughput and enhanced reliability.

     The Company's local area network circuits are designed to allow for the transmission of electronic signals over various media, such as twisted pair copper wire and fiber optic cable. The Company's fiber optic physical interface circuits respond to very small, fast signals from fiber optic receiver ports and restore the signal to larger amplitudes with a minimum of signal and timing distortion. The Company is a supplier of transceiver circuits into 10BASE-T, 10BASE-FL, and 100BASE TX. The Company is also developing new products for the emerging 10/100BASE-SX market segment.

     The Company introduced the first of its products directed at the growing wireless communication application segment in 1999. The Company's 900MHz RF transceiver for digital cordless telephone applications represents a highly integrated and cost effective solution for this application. The Company also introduced a two-chip radio for application in 2.4GHz Wireless Local Area Networks.

  Video Products

     The Company has utilized its analog and mixed signal expertise to develop several products for video applications. These circuits consist of filters which contain video amplifiers, clock synchronization, comb filters, encoders and specialized video A/D converters. These circuits have been accepted for applications in the high growth rate segment including set top boxes. The Company believes that video applications offer opportunity for increased revenue in fiscal year 2000.

  Power Management Products

     Micro Linear has focused its recent power management product development efforts in: the areas of switched-mode power supply controllers including power factor control, battery management and motor controllers. The trend toward smaller, lighter weight and more power-efficient computer and other portable electronic systems has created significant opportunities for advanced power supply controllers and battery management devices.

Sales and Distribution

     Micro Linear targets high growth markets by designing its products into the electronic systems of systems manufacturers within the communications, computer and industrial markets. The Company seeks to achieve design wins by focusing its sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by the Company's direct sales managers who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell the Company's products directly to customers and are assisted by the Company's field applications engineers and applications engineering group. The Company has three field sales offices in North America, one in Asia and one in Europe.

     The Company currently sells its products in North America through 21 independent sales representative organizations and three distributors. In 1999, 1998 and 1997, sales to Insight Electronics, a domestic distributor, represented 23%, 20% and 15% of the Company's net revenues, respectively. In 1999 sales through the Company's domestic distributors represented approximately 29% of net revenues, compared to 22% in 1998. The Company defers recognition of revenue and gross margin derived from sales to domestic distributors until such distributors resell the Company's products to their customers. In addition, the Company offers its domestic distributors product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory, which is typical in the semiconductor industry. To date, product returns under this policy have not had a material effect on the Company's operating results.

     Outside of the United States, the Company's products are sold direct to international customers through 19 independent international sales representatives and distributors, which accounted for approximately 42%, 42% and 53% of the Company's net revenues in 1999, 1998 and 1997, respectively. The Company expects international sales to continue to represent a significant portion of product sales. The Company defers revenue from shipments to international distributors until such distributors notify the Company of product sales to their customers. Due to the significance of its international sales, the Company is subject to risks of conducting business internationally. These risks include changes in regulatory requirements, legislation relating to the import or export of products, delays resulting from difficulty in obtaining export licenses for certain technology, trade barriers, tariff increases, quotas and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geo-political risks, such as political and economic instability and changes in diplomatic and trade relationships and there can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase the prices of the Company's products in local currencies and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. Additionally, currency exchange fluctuations could reduce the cost of products from the Company's foreign competitors. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

     A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several years. During 1999, 1998 and 1997, the Company's top ten customers, excluding domestic distributors, accounted for approximately 5148% 40% and 52% of net revenues, respectively. During 1999 Insight Electronics, Lucent Technologies and Allied Telesyn International each accounted for 10% or more of the Company's revenue. During 1998 Insight Electronics and Maxisum, Ltd each accounted for 10% or more of the Company's revenue. During 1997 Maxisum Ltd, Insight Electronics and Xircom Operation's each accounted for 10% or more of the Company's revenue. The Company anticipates that it will continue to be dependent on a limited number of key customers for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are often sole sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply. Furthermore, in view of the relatively short product life cycles in the computer network equipment, set-top box, or digital cordless telephone markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select circuits manufactured by one of the Company's competitors for inclusion in future product generations. The Company also is entirely dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

     A substantial majority of the Company's net revenues are derived from sales of products for the computer networking market. Sales of the Company's products to network equipment manufacturers accounted for approximately 47%, 57% and 65% of the Company's net revenues in 1999, 1998 and 1997, respectively. Sales of one of the Company's computer products represented 13%, 10% and 4% of the Company's net revenues during 1999, 1998 and 1997, respectively. The computer network equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in the last few years. The Company has attempted to expand its product mix and customer base and, as a result, does not expect revenues from the computer networking market to increase as a percentage of net revenues in 2000.

Backlog

     At December 31, 1999, the Company's backlog was approximately $11.9 million, compared to approximately $11.4 million at December 31, 1998. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

Technology

     The Company's new products are incorporated into a customer's products or systems at the design stage. However, design wins, which can often require significant expenditures by the Company without any assurance of success, often precede the generation of volume sales by a year or more. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win, particularly with regard to application specific products, will result in significant future revenues.

 Design

     Micro Linear's proprietary technology depends on the advanced analog and mixed signal circuit design skills of its analog design engineers. The Company utilizes analog, digital, and mixed signal circuits and cell simulation for digital and analog circuit elements and extensive testing capabilities to assure functionality and performance of final products. The Company has assembled a team of highly skilled analog and mixed signal design engineers, with significant design experience who are supported by a team of systems engineers, applications engineers, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design. In addition, Micro Linear has utilized simulation models that facilitate timely and predictable implementation of analog and mixed signal integrated circuits. As a result of performance demands and the complexity of analog circuits, the mixed signal design and development process is a multi-disciplinary effort, requiring substantial systems-level expertise, including knowledge of particular formats, standards and architectural constraints associated with a variety of targeted end-user applications. The Company also utilizes standard electronic design automation software to perform the schematic capture, simulation, design rule checks and layout verification of its circuit.

 Process

     The Company seeks to employ the most appropriate process technology for a given application. The Company's process technologies include Bipolar, CMOS and BiCMOS processes.

     Bipolar. The Company used its Bipolar technology for networking, and power management applications such as transceivers, switched-mode power management circuits and DC to DC converters to manage offline power. While a portion of the Company's production continues to utilize Bipolar processes, no new product developments were undertaken during 1999 using this process.

     CMOS. The Company's CMOS devices are full custom circuits and are used in applications, such as telecommunications, data communications and data conversion circuits, which require minimal power consumption and increased density. CMOS technology permits the design of circuits with lower power dissipation and a higher level of digital integration than Bipolar circuits. During 1999, the Company started to design power management products in a new 40v CMOS technology, with 1 micron feature size. The Company is working closely with a major silicon foundry on the development of a mixed signal 0.18 micron CMOS technology to support new product applications in the networking and wireless communications area.

     BiCMOS. The Company's BiCMOS processes combine the low power dissipation capabilities of CMOS, and the high performance capabilities of Bipolar. As a result, BiCMOS processes allow the design of circuits with lower power dissipation than Bipolar or CMOS devices for certain applications. The feature size of these processes allows for significantly increased density of the logic functions that are necessary for advanced levels of mixed signal integration. The Company believes that these technologies represent the core of the Company's product offerings and are critical to its ability to continue to develop innovative, highly complex, high performance mixed signal products.

     In addition to the high volume 5 volt BiCMOS process, the Company is also utilizing an 18 volt BiCMOS process primarily for power management products and motor controllers. The Company is now in volume production on a 0.8 micron BiCMOS process primarily for video and wireless RF applications. The Company's first products have been completed on a new 0.6 micron BiCMOS process and production is expected to begin ramping in the first quarter of 2000. This process offers smaller feature size and higher performance than the 0.8 micron process. If the production of these products does not proceed in a timely manner due to technical issues, manufacturing yield limitations or other factors, the Company's business and results of operations would be materially and adversely affected.

     The markets for the Company's products are characterized by rapid technological change and frequent new product introductions. To remain competitive, the Company must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. If the Company is unable to obtain access to advanced wafer processing technologies as they become needed, or is unable to define, design, develop and introduce competitive new products on a timely basis, its future operating results will be materially and adversely affected. In addition, if the Company is unable to transfer and install such new process technologies to one or more of its wafer foundries in a timely manner, its business and results of operations could be materially and adversely affected.

     The Company believes the successful introduction of new products using BiCMOS and advanced CMOS technologies will be critical to its future success. There can be no assurance that the Company will be able to obtain alternative or more advanced process technologies in a timely manner. If such efforts prove unsuccessful, the Company's business and operating results would be materially and adversely affected.

     The Company expects future BiCMOS and advanced CMOS circuit designs to be developed on both application specific functional arrays and full custom layouts. The Company currently uses its BiCMOS technology for its local area network transceivers, wireless radio, video products, bus products, motor controllers, power supply controllers and for battery management circuits. The inability of the Company to select and design BiCMOS and advanced CMOS products that satisfy particular market requirements, to succeed in having its BiCMOS and CMOS products designed into its customers' electronic systems or to establish the Company as a preferred supplier of BiCMOS and CMOS solutions within its targeted market areas would have a material adverse impact on the Company's business and operating results.

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

Manufacturing

     The Company utilizes outside foundries for all of its wafer requirements. The Company believes that utilizing outside foundries enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. The Company's Bipolar and a portion of the BiCMOS wafers are manufactured by a foundry located in Japan. A substantial portion of the Company's BiCMOS wafers are manufactured by one foundry in Taiwan. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and works closely with its foundries to minimize the likelihood of reduced manufacturing yields, the Company's foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results. There can be no assurance that the Company's foundries will not experience lower than expected manufacturing yields in the future, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company's dependence on a Taiwanese foundry for supply of BiCMOS wafers subjects the Company to risks associated with political instability in that region.

     All of the Company's foundries manufacture wafers utilizing the Company's proprietary processes, except for three foundries which manufacture wafers for the Company utilizing each foundry's proprietary BiCMOS process.

     The Company purchases its wafers from outside foundries pursuant to purchase orders and generally does not have a guaranteed level of wafer capacity or wafer costs at such foundries. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to Micro Linear on short notice. Accordingly, there is no assurance that the Company's foundries will allocate sufficient wafer capacity to Micro Linear to satisfy the Company's requirements. In addition, the Company has been, and expects to be in the future, particularly dependent upon a limited number of its foundries for its wafer requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of the Company's products. There can be no assurance that material disruptions in supply, which have occurred periodically in the past, will not occur in the future. Any such disruption could have a material adverse effect on the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

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

     The Company also utilizes subcontractors for final testing of certain types of products pursuant to purchase orders and generally does not have a guaranteed level of test capacity at such subcontractors. Therefore, the Company's test service suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to Micro Linear on short notice. Accordingly, there is no assurance that the Company's test subcontractors will allocate sufficient test capacity to Micro Linear to satisfy the Company's requirements. Any sudden demand for an increased amount of testing or sudden reduction or elimination of any existing source of test capacity could result in a material delay in the shipment of the Company's products. There can be no assurance that material disruptions in supply, which have occurred periodically in the past, will not occur in the future. Any such disruption could have a material adverse effect on the Company's operating results. In the event of any such disruption, if the Company were unable to qualify alternative testing sources for existing or new products in a timely manner the Company's business and operating results would be materially and adversely affected.

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

     The Company has signed a letter of intent to sell certain test equipment, lease certain office, and transfer certain employees to a third party, which will perform certain manufacturing work for the Company. Should this letter of intent result in an agreement on terms acceptable to the Company, this transaction is expected to have a favorable effect on the Company's results of operations.

Research and Development

     Micro Linear believes that it is essential to define, design, develop and introduce new products offering technological innovations in order to take advantage of market opportunities and to compete successfully. The Company is currently engaged in the development of new products for a broad range of customer applications in the communications and computer markets. The Company's product development strategy is focused on highly integrated products providing increased levels of performance and functionality offering higher frequency, high or low operating voltage, depending upon the application, lower power and smaller size. The Company's development efforts are focused on the design of products based on certain foundry proprietary processes. To develop value-added mixed signal products for specific market categories, the Company must continue to obtain and develop extensive knowledge regarding its customers' systems. This "systems knowledge" is acquired through technical interactions with the Company's customers and potential customers in its targeted market categories. To this end, the Company has assembled a team of experienced analog and mixed signal engineers in a variety of disciplines, including design, systems, product, test, applications and marketing. The Company's engineer work to upgrade the Company's design methodology and process technologies, and to investigate and develop with its foundry partners new technologies for new generations of products.

     The Company's design engineers are organized into six design groups consisting of a total of approximately 30 research and development design engineers, supported by approximately 40 additional technical professionals in test development and manufacturing engineering. Inability to attract and retain a sufficient staff of qualified engineers could pose a significant threat to the Company's ability to design and deliver new products. In 1999, 1998 and 1997, the Company spent approximately $13.8 million, $11.9 million and $12.0 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Competition

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The analog and mixed signal market of the semiconductor industry is also highly competitive, and many semiconductor companies presently compete or could compete in one or more of the Company's target markets. Most of the Company's current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, many of the Company's competitors maintain their own wafer fabrication facilities, which provides them with a competitive advantage. The Company's competitors vary in each product area. Its principal competitors in data communications are National Semiconductor Corporation ("NSC"), Conexant, Broadcom Corporation, and Level One (a subsidiary of Intel Corporation). In the power management products area, its principal competitors are Linear Technology Corporation, Maxim Integrated Products and Unitrode Semiconductor (a subsidiary of Texas Instruments). The Company also competes with manufacturers of discrete analog components, particularly for power management applications within the industrial market. As the Company attempts to expand its product line, it expects that competition will increase with these and other domestic and foreign companies. Although foreign companies, particularly Japanese companies, have not traditionally focused on the high performance analog and mixed signal markets, they have the financial and technical resources to participate effectively in these markets, and there can be no assurance that they will not do so in the future. Because the Company does not currently manufacture its own semiconductor wafers, it is also vulnerable to process technology advances utilized by competitors to manufacture products offering higher performance and lower cost. Accordingly, the Company believes it is disadvantaged in comparison to larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities. In addition, certain of the Company's products are generally sole sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products. There can be no assurance that the Company will compete successfully with new or existing competitors in the future.

     The Company believes that its ability to compete successfully depends on a number of factors, including breadth of product line, the ability to introduce innovative products rapidly, access to advanced process technologies at competitive prices, product functionality and performance, successful and timely product development, price, adequate foundry capacity, manufacturing yields, efficiency of production, delivery capability, customer support and protection of the Company's intellectual property. The Company believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors. The Company believes that, by virtue of its analog and mixed signal expertise and rigorous design methodology, it competes favorably in the areas of rapid introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities. As a result of the foregoing or other factors, there can be no assurance that the Company will be able to compete successfully in the future.

Patents and Licenses

     The Company's success depends on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and development and testing tools. To that end, the Company has obtained certain patents and intends to continue to seek patents on its inventions when appropriate. Specifically, the U.S. Patent and Trademark Office has issued 18 patents and allowed 10 more patents to the Company. The Company's issued patents expire from January 2007 to November 2017. The Company intends to continue to seek patents on its products, as appropriate, and currently has submitted applications for more U.S. patents with an additional nine patents in process. The Company believes that although these patents may have value, given the rapidly changing nature of the semiconductor industry, the Company depends primarily on the technical competence and creativity of its technical work force.

     The Company attempts to protect its trade secrets and other proprietary rights through formal agreements with employees, customers, suppliers and consultants. Although the Company intends to protect its intellectual property rights vigorously, there can be no assurance that these and other security arrangements will be successful. The process of seeking patent protection can be long and expensive and there can be no assurance that existing patents, or any new patents that may be issued, will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications from third parties asserting patents, mask-work rights, or copyrights on certain of the Company's products and technologies. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on the financial results of the Company, however, a third party could make a valid claim and if a license were not available on commercially reasonable terms, the Company's operating results could be materially and adversely affected. Litigation, which could result in substantial costs and diversion of Company resources, could be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on the Company's business and operating results.

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

Employees

     As of December 31, 1999, the Company had 233 full-time employees, 125 of whom were engaged in manufacturing (including test development, quality and materials functions), 68 in research and development, 26 in marketing, applications and sales, and 14 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, particularly experienced mixed signal circuit designers and systems application engineers. The competition for such employees is very intense. The Company has from time to time lost key analog designers, executive officers and other personnel to start-up or to established companies. The loss of the services of one of the Company's design engineers, executive officers or other key personnel, or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel, could have a material adverse affect on the Company. The Company is currently recruiting for Vice President of Marketing and a Chief Financial Officer. Any failure to hire suitable candidates for such positions in a timely manner could have a material adverse effect on the Company's business.

Executive Officers

     The executive officers of the Company are and their ages as of December 31, 1999 as follows:



            Name                    Age                                      Position

David L. Gellatly                    56       Chairman of the Board, Chief Executive Officer and President

Ronald Bell                          57       Vice President, Engineering

Chris A. Ladas                       54       Vice President, Operations

David Neubauer                       57       Vice President, Sales




     Mr. Gellatly joined the Company in January 1999 as Chief Executive Officer and President. From 1982 to January 1999 he had been the principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor ("NSC"), Cyrix, Intel, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Corporation for five years where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly has been a director of Micro Linear since December 1998. Mr. Gellatly received his MSEE from the University of Minnesota.

     Mr. Bell joined the Company in April 1999 as Vice President, Communication Products. He brought to the Company more than twenty-five years of R&D management experience in computer architecture, communications, and semiconductor development. Prior positions include CEO of Equator Technologies, Vice-President and General Manager of LSI Logic, and Vice-President and Chief Technology Officer for the Computer Systems Group of the Unisys Corporation. Mr. Bell received his BSEE and MSCS from University of Utah.

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

     Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. Mr. Neubauer previously served as Director of Worlwide Sales Development at Sun Microsystems, Inc. where he had worked for the past six years. Prior to that he was Director of Asia-Pacific Sales at Integrated Device Technology. Mr. Neubauer also spent fifteen years at Intel Corporation serving as Strategic Accounts Manager and other sales management positions. Mr. Neubauer received his B.A. degree in Physics from the University of Texas, Austin.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

Item 2.  Properties

     The Company's executive offices and manufacturing facilities, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet. This property was acquired by the Company in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in September1999 with a $3.0 million note payable over five years with principal amortized on a ten year basis. The Company leases development center buildings in Cambridge, England and Livingston, Scotland. Micro Linear believes that its existing facilities are adequate to meet its current requirements.

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

Item 3.  Legal Proceedings

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court ordered Pioneer to brief additional claim elements. The final claim construction hearing took place on July 19, 1999. The court issued a claim construction order favorable to Micro Linear. The parties filed a stipulated judgment of Non-Infringement, which resulted in a termination of the district court action against Micro Linear. Pioneer has appealed. No hearing date on the appeal has been set.

     On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. As of March 13, 2000, no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

     On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles. On October 1, 1999 the parties reached an out of court settlement of this action. The terms of settlement in this matter are confidential, however, the Company took a $1.24 million charge reflecting settlement in 1999, and the action has been dismissed.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7.0 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. On February 10, 1999, the Company filed a demurrer and motion to strike attacking the legal sufficiency of Accton's complaint. On April 20, 1999, the same day scheduled for the hearing on the demurrer, Accton filed its Amended Complaint, which rendered the demurrer moot. Accton's Amended Complaint alleges essentially the same claims as its original Complaint, but pleads the breach of contract and fraud and deceit claims with somewhat more specificity, as well as alleging additional factual information. The Company filed its answer to Accton's Amended Complaint on July 27, 1999. Discovery was commenced in May, 1999. Both Parties have propounded and responded to extensive written discovery requests. Hewlett-Packard Company, Accton's customer, has also produced documents in response to the Company's deposition subpoena. Accton has taken the depositions of a number of the Company's employees. In turn, the Company has noticed the depositions of Accton personnel, several of which have been commenced. The depositions of Hewlett-Packard personnel are scheduled to commence in early April, 2000. The action is scheduled to commence trial on June 5, 2000. On January 7, 2000 in response to discovery motions brought by both parities and the Company's request, the Court ordered the parties to stipulate to appointment of a discovery referee. The parties have agreed to have David Meadows, Esq. Serve as the discovery referee. The first discovery took place on February 23, 2000 and additional hearings will take place in March and April, 2000. At the initial status conference held on July 13, 1999, the court ordered the parties to mediation. An initial mediation session was held on December 16, 1999 before Hon. William T. Betineli (Ret.). A second session will take place on March 14, 2000.

     The Company intends to contest this complaint vigorously, however, there can be no assurance that such actions will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The following table sets forth the high and low prices of the Company's Common Stock as quoted in the Nasdaq National Market for the periods indicated. As of February 27, 2000, there were approximately 285 holders of record of the Company's Common Stock. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the Symbol "MLIN."

                               Common Stock Prices



                                                                         High           Low

Quarter ended December 31, 1999                                      $9             $4 3/16

Quarter ended September 30, 1999                                     $5  1/2        $3  5/8

Quarter ended June 30, 1999                                          $4 1/16        $2  13/16

Quarter ended March 31, 1999                                         $5 15/16       $3  13/16



Quarter ended December 31, 1998                                      $5 15/16       $2 11/16

Quarter ended September 30, 1998                                     $3  7/16       $5  1/2

Quarter ended June 30, 1998                                          $6 15/16       $4

Quarter ended March 31, 1998                                         $8 15/16       $6  3/16



Quarter ended December 31, 1997                                      $9  1/8        $7

Quarter ended September 30, 1997                                     $14  3/8       $8  5/16

Quarter ended June 30, 1997                                          $20  1/4       $10  1/4

Quarter ended March 31, 1997                                         $13  3/4       $8  1/4



     The Company has not paid any cash dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Accordingly, the Company does not anticipate that any cash dividends will be declared or paid on the Common Stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data for the five-year period ended December 31, 1999, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.


                                                                               December 31,

                                                      1999           1998           1997          1996          1995
                                                             (In thousands, except per share data)

        Statement of Operations Data:
  Net revenues..........................        $46,645        $47,801        $65,759        $54,057       $57,384
  Gross margin..........................        $23,615        $23,781        $34,205        $32,152       $31,657
  Income from operations                        $(2,502)       $187           $9,894         $9,390        $11,824
  Net income............................        $(444)         $944           $7,010         $6,703        $10,536
  Net income per share..................
    Basic                                       $(0.04)        $0.08          $0.59          $0.54         $0.87
    Diluted                                     $(0.04)        $0.08          $0.54          $0.51         $0.77

Weighted average shares used in per share computations
    Basic                                       10,999         11,560         11,822         12,320        12,112
    Diluted                                     10,999         11,970         12,979         13,241        13,644


                                                                              December 31,
                                                     1999            1998          1997           1996          1995
                                                                        (In thousands)
            Balance Sheet Data:
  Working capital.......................       $39,006         $35,216       $39,922         $38,796       $41,321
  Total assets..........................       $69,131         $69,559       $72,025         $69,032       $67,971
  Long-term obligations, less current
     portion............................       $ 2,755              $0        $2,805          $2,972        $3,181
  Stockholders' equity..................       $55,703         $56,809       $59,321         $58,269       $55,847

                                         Quarterly Financial Data
                                               (Unaudited)
                                                              Three Months Ended
                                       December 31,             September 30,            June 30,             March 31,
                                           1999                     1999                   1999                 1999
                                                    (In thousands, except per share data)
Net revenues...................                $12,356                  $12,113              $11,270              $10,906
Gross margin...................                 $6,422                   $6,284               $5,654               $5,255
Net income.....................                   $228                    $(357)               $(258)               $(57)
Net income per share
   Basic.......................                  $0.02                   $(0.03)              $(0.02)              $(0.01)
   Diluted.....................                  $0.02                   $(0.03)              $(0.02)              $(0.01)


                                       December 31,             September 30,            June 30,             March 31,
                                           1998                     1998                   1998                 1998
                                                    (In thousands, except per share data)

Net revenues...................                $12,059                  $11,758              $11,745              $12,239
Gross margin...................                 $6,210                   $5,839               $5,104               $6,628
Net income.....................                    $48                     $265                  $61                  $570

Net income per share
   Basic.......................                  $0.00                    $0.02                $0.01                  $0.05
   Diluted.....................                  $0.00                    $0.02                $0.01                  $0.05

Item 7. Management's Discussion and Analysis of Financial Condition and Resultsof Operations

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth below and elsewhere in this Form 10-K.
Results of Operations

 Overview

     Micro Linear Corporation was founded in 1983. Micro Linear currently serves the communications, industrial and computer markets with a broad range of standard products for a variety of applications, including local area networks, video, telecommunications, power management, battery management, motor control. The Company utilizes three principal manufacturing process technologies, Bipolar, CMOS and BiCMOS.

     In recent years, sales of communications products, including networking and telecom, have constituted a majority of the Company's revenues. Specifically, such products represented approximately 53%, 64% and 69% of net revenues for 1999, 1998, and 1997, respectively. The communications market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the communications market has undergone rapid growth and consolidation in the last few years. The Company's net revenues and results of operations would be materially and adversely affected in the event of a slowdown in this market. The Company is attempting to reduce its dependency on the communications industry through various means, such as expanding its product mix and customer base.

     The Company's communications market includes networking applications. A substantial portion of the Company's net revenues are derived from sales of products for computer networking applications. Sales of the Company's products to network equipment manufacturers accounted for approximately 47% of the Company's net revenues in 1999 and accounted for 6 of the Company's 10 top selling products for 1999. These 6 products constituted approximately 39% of the Company's revenues for the same period. The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue into 2000. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

Annual Results of Operations

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                                                     Year Ended December 31,
                                                                          1999          1998         1997
Net revenues................................................         100.0%        100.0%       100.0%
Cost of revenues............................................          49.4          50.2         48.0
  Gross margin..............................................          50.6          49.8         52.0
Operating expenses:
  Research and development..................................          29.7          24.9         18.2
  Selling, general and administrative                                 22.3          24.5         18.8
  Legal settlement and related cost                                    4.0           0.0          0.0
          Total operating expenses                                    56.0          49.4         37.0
Income (loss)  from operations..............................          (5.4)          0.4         15.0
Interest income , net.......................................           2.7           2.7          1.7
Income (loss) before provision for taxes                              (2.7)          3.1         16.7
Provision (benefits) for taxes..............................          (1.7)          1.1          6.0
Net income (loss)...........................................          (1.0)%        2.0%         10.7%

 Net Revenues

     Net revenues were $46.6 million for 1999, $47.8 million for 1998 and $65.8 million for 1997. Net revenues in 1999 decreased 3% from net revenues in 1998, and 1998 net revenues decreased 27% from 1997. The Company serves three principal markets, computer, communications and industrial. Net revenues for 1999 compared to 1998 increased 21% in the computer market and 29% in the industrial market and decreased 19% in the communications market. Net revenues for 1998 compared to 1997 increased 3% in the industrial market and decreased 33% and 37% in the communications market and computer market respectively.

     The communications market includes the computer networking equipment ("networking") sub-market. Revenues in the networking sub-market for 1999 were $22.1 million, or 47% of net revenues, compared to $27.5 million, or 57% of net revenues for 1998 and $42.9 million, or 65% of net revenues for 1997. The networking sub-market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the networking sub-market has undergone a period of rapid growth, price erosion and consolidation in recent years. Although the Company has expanded its product mix and customer base, the Company expects its dependency on sales to network equipment manufacturers to continue. The Company's business and results of operations have been and will be adversely affected by a significant slowdown in the computer networking equipment sub-market.

     International revenues for 1999 totaled $19.5 million or 42% of net revenues compared to $20.2 million or 42% of net revenues for 1998 and $34.6 million or 53% of net revenues for 1997. The moderate decrease in international revenues in 1999 compared to 1998 and decrease in 1998 compared to 1997 was due to a combination of lower demand for the Company's products in Asia and decreased Asia Pacific subcontract work for domestic customers.

     Domestic distributor revenues were approximately 29% of net revenues for 1999, compared to 22% for 1998 and 17% for 1997. The Company defers recognition of revenue derived from sales to distributors until such distributors resell the products to their customers.

Gross Margin

     The Company's gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors. Gross margin is periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     Gross margin increased slightly to 51% in 1999 from 50% in 1998 due primarily to lower costs and better production yields. Gross margin declined from 52% in 1997, primarily due to a shift of product mix to lower margin products, lower levels of production and lower average selling prices related to competitive pricing pressures.

     The Company's gross margin is affected by costs associated with installing new processes at its foundries. The Company has been able to mitigate the effect on gross margin associated with new wafer manufacturing process costs by relying upon process technologies existing at its outside wafer foundries. The costs of new processes installed in 1998 and 1999 related to the closure of an internal Bipolar fabrication facility are discussed below. The cost of additional new processes installed in 1999, unrelated to the closure of the Bipolar fabrication facility, were approximately $0.5 million.

     The Company currently purchases its wafers from six wafer suppliers. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are assembled and packaged by four vendors. Supply interruptions due to such factors as inadequate capacity or raw material shortages at the Company's wafer suppliers or assembly vendors could materially and adversely affect product shipments. The Company purchases most of its BiCMOS wafers from one wafer foundry in Taiwan. Accordingly, the Company's BiCMOS wafer supply could be materially and adversely affected if this foundry is unable to meet the Company's supply requirements.

     The Company closed its owned Bipolar fabrication facility in the fourth quarter of 1998. Production related to this fabrication facility has been moved to an outside foundry resulting in lower wafer costs. The cost of closing the operation, including asset disposal, inventory write-off, facility clean-up and new foundry qualification totaled $1.5 million. Of this amount approximately $1.0 million was expensed in 1998. The amount expensed in 1998 included new foundry qualification costs and installation costs of new process technologies of $0.6 million and an inventory write-off of approximately $0.4 million. Additional foundry qualification costsand installation costs of new process technologies of approximately $0.4 million were incurred and expensed in 1999. The net book value of fixed assets disposed totaled $103,000. In 1999 these assets were sold for approximately $114,000.

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

     Research and development expenses were $13.8 million for 1999 or 30% of net revenues compared to $11.9 million or 25% of net revenues in 1998 and $11.2 million or 21% of net revenues in 1997. Research and development expenses in 1999 increased 16% over 1998. The increase in is primarily attributable to the addition of personnel associated with the Company's development center in Cambridge, England and the addition of a new design center in Livingston, Scotland.

 Selling, General and Administrative

     Selling, general and administrative expenses were $10.4 million for 1999 or 22% of net revenues compared to $11.7 million or 25% of net revenues in 1998 and $12.3 million or 19% of net revenues in 1997. The decrease in 1999 compared to 1998 is primarily attributable to lower staffing, patent and advertising costs. The decrease in 1998 compared to 1997 is primarily attributable to a decrease in sales commissions resulting from lower net revenues and decreased business conference costs.

 Legal Settlement and Related Costs

     The financial results in fiscal 1999 include a pre-tax charge of $1.9 million associated with the settlement of a legal claim. Of the total $1.9 million, $1.2 million was for the legal settlement and the remaining $0.7 million was for legal services related to the case.

 Interest and Other Income and Interest Expense

     Interest and other income was $1.5 million for 1999, $1.6 million for 1998 and $1.3 million for 1997. Interest income is affected by changes in the Company's cash balances as well as prevailing interest rates. Interest expense was $0.2 million in 1999 and $0.3 million in 1998 and 1997.

 Provision for Income Taxes

     The Company's effective tax rate was negative 64% for 1999 and 36% for 1998 and 1997. The effective tax rates differ from the statutory income tax rate primarily due to state income taxes and federal research credits.

Liquidity and Capital Resources

     The Company has in recent years financed its operations and capital requirements principally through cash flow from operations. Operations provided $6.0 million of net cash during 1999, a decrease of $5.4 million from 1998. The decrease in 1999 is primarily attributable to lower net income and decreased accrued liabilities partially offset by lower inventory and higher ccounts payable at the end of 1999.

     Cash used in investing activities for 1999 is attributable to capital expenditures of $3.2 million and the net purchase of short-term investments of $1.2 million. Financing activities for 1999 consist primarily of the repurchase of 283,400 shares of the Company's common stock for $1.5 million. From January 1996 through the end of 1999, the Company repurchased 2,696,900 shares of its common stock at an aggregate cost of $20.2 million. The Company terminated the share repurchase program at the end of the first quarter of 1999. The Company received $0.7 million from the sale of common stock issued under the employee stock option and employee stock purchase plans.

     Working capital was $39.0 million at December 31, 1999 which includes cash and cash equivalents of $7.4 million and short-term investments of $24.1 million.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of December 31, 1999, the Company's investment portfolio consisted of U.S. government obligations and commercial paper of $25.1 million, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). These securities, like all U.S. government obligations and commercial paper, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

Foreign Currency Exchange Risk

     The Company's inventory purchase and product sales transactions are almost all denominated in US dollars. The Company has international sales and research and development facilities and is, therefore, subject to foreign currency rate exposure. The Company's foreign currency risks are mitigated principally by maintaining only minimal foreign currency balances. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at December 31, 1999, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

                                                                                                                        Page

Report of PricewaterhouseCoopers LLP, Independent Accountants                                                   25

Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................     26

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997                          27

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997            28

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                      29

Notes to Consolidated Financial Statements.................................................................     30



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows listed in the index appearing under Item 14(a)(1) and (2) on page 43 present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiaries at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Jose, California
January 20, 2000, except to Note 10, which was as of April 3, 2000

                                        MICRO LINEAR CORPORATION

                                       CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share and per share amounts)

                                                                                       December 31,
                                                                                    1999          1998
Assets
Current assets:
  Cash and cash equivalents...................................................       $7,381     $6,393
  Short-term investments......................................................       24,122     22,937
  Accounts receivable, net of allowance for doubtful accounts of $589 and
     $540 at December 31, 1999 and 1998, respectively                                 5,762      5,476
  Inventories.................................................................        5,917      7,260
  Deferred tax assets.........................................................        4,222      4,848
  Other current assets........................................................        1,583        937
     Total current assets.....................................................       48,987     47,851
Property, plant and equipment, net............................................       19,686     21,140
Other assets..................................................................          458        568
          Total assets........................................................      $69,131    $69,559
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................       $4,099     $3,030
  Accrued compensation and benefits...........................................        1,743      2,211
  Deferred income on shipments to distributors                                        3,235      2,739
  Accrued commissions.........................................................          673        634
  Other accrued liabilities...................................................           20      1,230
  Current portion of long-term debt...........................................          211      2,791
     Total current liabilities................................................        9,981     12,635
Long-term debt................................................................        2,755         --
Deferred tax liabilities......................................................          692        115
          Total liabilities...................................................       13,428     12,750

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.001 par value
     Authorized shares 5,000,000;
       None issued............................................................           --         --
  Common stock, $.001 par value
     Authorized shares 30,000,000;
   Issued shares 13,818,742 and 13,517,780 at December 31, 1999 and 1998,
   respectively; Outstanding shares 11,121,842 and 11,104,280 at December
   31, 1999 and 1998, respec14vely                                                     14           14
  Additional paid-in capital..................................................     55,026       54,125
  Retained earnings...........................................................     20,945       21,389
  Accumulated other comprehensive loss........................................        (49)          --
  Treasury stock, at cost, 2,696,900 and 2,413,500 shares at December 31,         (20,233)     (18,719)
   1999 and 1998 respectively
     Total stockholders' equity...............................................     55,703       56,809
          Total liabilities and stockholders' equity                              $69,131      $69,559

See accompanying notes to the consolidated financial statements.



                                         MICRO LINEAR CORPORATION

                                     CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share amounts)

                                                                                          Years Ended December 31,
                                                                         1999           1998            1997
Net revenues.....................................................      $46,645        $47,801         $65,759
Cost of revenues.................................................       23,030         24,020          31,554
  Gross margin...................................................       23,615         23,781          34,205
Operating expenses:
  Research and development.......................................       13,832         11,922          11,962
  Selling, general and administrative                                   10,401         11,672          12,349
  Legal settlement and related cost..............................        1,884            --              --
                                                                        26,117         23,594          24,311
  Income (loss)  from operations.................................       (2,502)           187           9,894
Interest and other income........................................        1,512          1,550           1,337
Interest expense.................................................         (243)          (262)           (278)
  Income (loss) before provision for taxes                              (1,233)         1,475          10,953
Provision (benefits) for taxes...................................         (789)           531           3,943
  Net income (loss)..............................................        ($444)          $944          $7,010

Net Income (Loss) Per Share:
Basic:
 Net income (loss) per share.....................................       ($0.04)         $0.08           $0.59
 Weighted average number of shares used in per share computation        10,999         11,560          11,822
Diluted:
 Net income (loss) per share.....................................       ($0.04)         $0.08           $0.54
 Weighted average number of shares used in per share computation        10,999         11,970          12,979

          See accompanying notes to consolidated financial statements.

                                        MICRO LINEAR CORPORATION

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (In thousands, except share amounts)

                                                        Additional                                    Total
                                      Common Stock       Paid-in      Accumulated Other   Retained       Treasury   Stockholders
                                    Shares   Amount      Capital      Comprehensive loss  Earnings        Stock         Equity
Balance at December 31, 1996     12,054,080    13          50,501           --             13,435           (5,680)      58,269
  Exercise of stock options         238,767    --             882           --                 --               --          882
  Shares purchased under employee
  stock purchase plan               119,156    --             770           --                 --               --          770
  Tax benefit of options exercise        --    --             686           --                 --               --          686
  Amortization of deferred
  compensation............               --    --              51           --                 --               --           51
  Purchase of treasury stock       (756,000)   --              --           --                 --           (8,347)      (8,347)
  Net income..............               --    --              --           --              7,010               --        7,010
Balance at December 31, 1997     11,656,003    13          52,890           --             20,445          (14,027)      59,321

  Exercise of stock options         217,847     1             574           --                 --               --          575
  Shares purchased under employee
  stock purchase plan               131,930    --             474           --                 --               --          474
  Amortization of deferred
  compensation............              --     --             187           --                 --               --          187
  Purchase of treasury stock      (901,500)    --              --           --                 --           (4,692)      (4,692)
  Net income..............              --     --              --           --                944               --          944
Balance at December 31, 1998    11,104,280     14          54,125                          21,389          (18,719)      56,809

  Exercise of stock options        245,582     --             484           --                 --               --          484
  Shares purchased under employee
  stock purchase plan               55,380     --             181           --                 --               --          181
  Tax benefit of options exercise       --     --             149           --                 --               --          149
  Amortization of deferred
  compensation............              --     --              87           --                 --               --           87
  Purchase of treasury stock      (283,400)    --              --           --                 --           (1,514)      (1,514)
  Net loss................              --     --              --           --               (444)              --         (444)
  Unrealized loss on short-term
    investments                         --     --              --          (49)                --               --          (49)
Balance at December 31, 1999    11,121,842    $14         $55,026         ($49)           $20,945         ($20,233)     $55,703

          See accompanying notes to consolidated financial statements.


                                           MICRO LINEAR CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                                                   Years Ended December 31,
                                                                                    1999        1998        1997
                             Operating activities:
Operating activities:
   Net income (loss) .................................................             $(444)       $944       $7,010
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................             4,570      4,477        4,542
      Gain on disposal of fixed assets.................................               (11)
      Tax effect from employee stock plans.............................               149         --          686
      Deferred income tax (benefit) provision, net.....................             1,203       (272)          38
      Amortization of deferred compensation............................                87        187           51
      Changes in assets and liabilities:
      Accounts receivable..............................................              (286)      4,891      (5,995)
      Inventories......................................................             1,343         563       2,633
      Other current assets and other assets                                          (536)        483         770
      Accounts payable.................................................             1,069        (582)        880
      Accrued compensation, accrued commissions and other liabilities              (1,639)        650         824
      Deferred income on shipments to distributors                                    496          44         446
        Net cash provided by operating activities                                   6,001      11,385      11,885
Investing activities:
    Capital expenditures...............................................            (3,219)     (4,094)     (4,301)
    Proceeds from sale of equipment....................................               114          --          --
    Purchases of short-term investments................................           (35,362)    (41,584)    (35,897)
    Sales and maturities of short-term investments                                 34,128      39,300      36,042
        Net cash used in investing activities                                      (4,339)     (6,378)     (4,156)
Financing activities:
    Principal payments under capital lease obligations and debt                    (2,825)       (181)       (209)
    Proceeds from debt refinancing.....................................             3,000          --          --
    Proceeds from issuance of common stock.............................               665       1,049       1,652
    Purchase of treasury stock of the Company                                      (1,514)     (4,692)     (8,347)
        Net cash used in financing activities.                                       (674)     (3,824)     (6,904)
    Net increase in cash and cash equivalents                                         988       1,183         825
    Cash and cash equivalents at beginning of period.                               6,393       5,210       4,385
    Cash and cash equivalents at end of period.                                    $7,381      $6,393      $5,210
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest.........................................................              $243        $285        $280
      Income taxes.....................................................              $261      $1,409      $1,856

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

 Organization

     MicroLinear Corporation (the "Company") designs, develops, and markets high performance analog and mixed signal integrated circuits for a broad range of applications within the communications, computer, and industrial markets for sale primarily in North America, Asia and Europe. The Company is headquartered in San Jose, California and has two research centers in the United Kingdom. The Company operates in a single industry segment.

 Basis of Presentation

     The Company operates on a 52- or 53 -week fiscal year, ending on the Sunday closest to December 31. Fiscal years 1999, 1998 and 1997 ended on January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Fiscal 1999 and 1997 were comprised of 52 weeks, and fiscal 1998 was comprised of 53 weeks. The Company's fiscal quarters end on the Sunday closest to the end of each calendar quarter. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year for convenience. There were certain changes made to the consolidated financial statements of prior years to conform with current year's presentation.

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

 Revenue Recognition and Deferred Income

     Revenue from product sales to customers other than sales to domestic distributors are recorded when products are shipped. Sales made to distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors. Gross margin from shipments to international distributors is deferred until those distributors notify the Company of product sales to end users. There is not a significant difference to the Company's financial statements from the deferral methods used for domestic and international distributors.

     In fiscal 1999, three customers accounted for 23%, 12% and 10% of net revenues, respectively. In fiscal 1998, two customers accounted for 20% and 11% of net revenues, respectively. In fiscal 1997, three customers accounted for 15%, 15% and 10% of net revenues, respectively.

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

     The   Company   has   classified   investments   in  debt   securities   as
available-for-sale. All available-for-sale securities mature in one year or less. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

     The following is a summary of available-for-sale securities at December 31, 1999 and 1998 (in thousands):

                                                                          December 31,
                                                                    1999             1998
U.S. government obligations.............................           $7,211            $4,673
Commercial paper........................................           17,873            19,341
                                                                   $25,084          $24,014

Amounts included in short-term investments                         $24,171          $22,937
Amounts included in cash and cash equivalents                          913            1,077
                                                                   $25,084          $24,014

Short-term investments, at cost                                    $24,171          $22,937
Unrealized loss                                                        (49)              --
Estimated fair value                                               $24,122          $22,937


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

Net Income (Loss) Per Share

     In the fourth quarter of fiscal 1997, the Company adopted the net income per share calculation methodology prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of basic and diluted net income per share. Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income
(loss) per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. All prior year net income per share amounts in this Form 10-K have been restated in accordance with SFAS 128.

 Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. The Company has provided additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation - See Note 5.

 Concentrations of Credit Risk

     The Company's sales and purchase transactions are denominated US dollars. The Company primarily sells its products to original equipment manufacturers and distributors. The Company believes the concentrations of credit risk in its trade receivables with its customer base are mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company generally does not require collateral. Bad debt write-offs have been insignificant. The Company also has short-term cash investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.

     The Company's accounts receivable balances with customers based in Asia at December 31, 1999 and 1998 comprise 26% and 36% of accounts receivable, respectively. At December 31, 1999, two customers comprise 20% and 10% of accounts receivable, respectively. At December 31, 1998, two customers comprise 22% and 17% of accounts receivable, respectively.

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

 Comprehensive Income

     In June 1998, the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. An example of an item to be included in comprehensive income which is excluded in net income would be unrealized gains and losses on available for sale securities.

 Segment Reporting

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 in fiscal 1998, however no additional disclosure is considered necessary since the Company operates in one segment as defined by SFAS 131.

 Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which clarifies the SEC's views on revenue recognition. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company is currently studying the impact of SAB 101, but does not currently expect it to have a financial statements.

2.  Supplemental Financial Information

Inventories consist of the following (in thousands):

                                                                   December 31,
                                                                1999          1998
Raw materials.....................................               $39          $314
Work-in-process...................................             4,190         4,906
Finished goods....................................             1,688         2,040
                                                              $5,917        $7,260


Property, plant and equipment consist of the following (in thousands):

                                                                   December 31,
                                                                1999          1998
Land..............................................             $2,850       $2,850
Buildings and improvements........................              9,984        9,904
Machinery and equipment...........................             15,695       33,736
Assets held for sale..............................             21,067           --
                                                               49,596       46,490
Accumulated depreciation and amortization                      29,910       25,350
Net property, plant and equipment                             $19,686      $21,140


     The Company plans to dispose of certain testing equipment through sales to a third party. Such testing equipment had an aggregate net book value of $6.7 million at December 31, 1999. The Company does not expect to incur a significant losse on the disposal.

3.  Long-term Debt

     Prior to September 1999, the Company had a note for $3.4 million that bore interest at 9.125% per annum and was secured by a deed of trust on the Company's principal facilities. The note required monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. In September 1999, the Company refinanced this note with a new note of $3,000,000. The new note bears interest at 7.59% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of December 31, 1999 and 1998, $2,966,000 and $2,791,000 were outstanding under the loans. The unpaid principal has been reclassified to current portion of long-term debt in accordance with the maturity date of the promissory note.


4.  Net Income (Loss) Per Share

     Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the periods presented below (in thousands except per share data):



                                                                   Year Ended December 31,


                                          1999                             1998                                1997


                                                      Per-                              Per-                                Per-
                              Loss       Shares      Share    Income     Shares     Share Amount   Income    Shares    Share Amount
                           (Numerator) (Denominator) Amount           (Numerator)   (Denominator)          (Numerator) (Denominator)

Basic Income (Loss) Per Share:
Net income
(loss) available
to common
stockholders                  $(444)       10,999    $(0.04)  $944     11,560        $0.08         $7,010      11,822      $0.59
Effect of dilutive securities:
  Stock options                                                           410                                   1,157
Diluted Income (Loss) Per Share:
Net income (loss) available
  to common stockholders
  assuming dilution           $(444)      10,999     $(0.04)  $944     11,970        $0.08         $7,010      12,979      $0.54




     Options to purchase 3,347,566, 3,823,992 and 413,780 shares of common stock at weighted average exercise prices of $5.10, $7.55 and $12.53 per share were outstanding during 1999, 1998 and 1997, respectively, but were not included in the respective computation of diluted income (loss) per share because such options were anti-dilutive. The options, which expire periodically from 2006 through 2009, were still outstanding at the end of each respective year.


5.  Stockholders' Equity

 Preferred Stock

     The Board of  Directors  has the  authority,  without any  further  vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares compromising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Company designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. No such preferred stock was issued or outstanding anytime during fiscal years 1999, 1998 and 1997.

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

The following summarizes all shares of common stock reserved for issuance as of December 31, 1999:


                                                                          Number of Shares

Issuable upon:

Exercise of stock options, including options available for grant              5,935,125
Purchase under Employee Stock Purchase Plan                                     144,620
                                                                              6,079,745




     From  January  1996  through the end of 1999,  the Company had  repurchased
2,696,900  shares of its  common  stock for a total cost of $20.2  million.  The
Company's common stock buy-back program was terminated at the end of the first quarter of 1999.

 Stock Option Plans

     The Company adopted the 1983 Incentive Stock Option Plan ("1983 Plan"), under which employees and consultants had been granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value at the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value at the date of grant, as determined by the Board of Directors. No stock options were granted with an exercise price at less than fair value on the date of grant. The 1983 Plan expired in March 1994. The Company has not issued common stock options to consultants during 1999, 1998 and 1997.

     In August 1992, the Company adopted the 1991 Stock Option Plan ("1991 Plan"), under which employees and consultants may be granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value on the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value on the date of grant, as determined by the Board of Directors. To date, no stock options have been granted with an exercise price at less than the fair value on the date of grant.

     In September 1998, the Company adopted the 1998 Nonstatutory Option Plan ("1998 Plan"), under which employees and consultants may be granted nonstatutory stock options to purchase shares of the Company's common stock at not less than the fair market value on the date of grant. Executive officers may only receive options under the plan as an inducement essential to his or her initial employment with the Company. An aggregate of 1,000,000 shares are reserved for options granted under the Plan.

     Under the 1983, 1991 and 1998 plans, options are exercisable as determined by the Board of Directors on the date of grant. The Company's standard stock option agreements under the 1983, 1991 and 1998 plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of this plan provide that options expire up to a maximum of ten years from the date of grant.

     Information with respect to the employee 1983, 1991 and 1998 plans is summarized as follows:



                                                                       Outstanding Options
                                                           Available       Number           Weighted Average
                                                           For Grant      of Shares          Exercise Price
Balance at December 31, 1996                               444,619        2,575,803              $5.42
  Options authorized                                       834,000               --                 --
  Options granted                                         (647,281)         647,281             $10.59
  Options exercised                                             --         (221,167)             $3.87
  Options canceled                                         328,598         (328,598)             $7.73
  Options expired                                             (806)              --              $1.38
Balance at December 31, 1997                               959,130        2,673,319              $6.52
  Options authorized                                     1,175,885               --                 --
  Options granted                                       (3,522,280)       3,522,280              $5.86
  Options exercised                                             --         (217,847)             $2.60
  Options canceled                                       2,445,844       (2,445,844)             $8.03
Balance at December 31, 1998                             1,058,579        3,531,908              $5.06
  Options authorized                                       988,720               --                 --
  Options granted                                       (1,060,150)       1,060,150              $4.17
  Options exercised                                             --         (245,582)             $2.04
  Options canceled                                       1,111,710       (1,111,710)             $5.00
  Options expired                                          (80,100)              --              $1.38
Balance at December 31, 1999                             2,018,759        3,234,766              $5.01




     In 1997, the Board of Directors and stockholders approved an amendment to the Company's 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance thereunder equal to 4% of the Company's fully diluted shares for a two year period commencing on January 1, 1998. The number of shares so reserved increased by 588,720 in 1999.

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

     In July 1998, the Board of Directors approved the repricing of stock options granted above $4.75 per share. The repricing did not include stock options granted to any member of the Company's Board of Directors. Prior options granted totaled 2,928,370 shares at prices ranging between $4.75 and $14.06. Employees had the choice of exchanging any stock options granted for new options on a one-for- one basis such that the new options would have an exercise price of $4.75. All of the new options retained the original vesting structure but restarted the vesting period as of July 28, 1998.

 Director Stock Option Plan

     Prior to the adoption of its Director Stock Option Plan (see below), the Company offered to its non-employee directors the right to purchase 4,800 shares of common stock per year at the fair value on the date of the offer, as determined by the Board of Directors. Such offers vested at a rate of one-twelfth of the shares subject to the offer for each full month following the vesting commencement date, as determined by the Board of Directors, provided that the purchaser remained a member of the Board of Directors. As of December 31, 1999, options to purchase 9,600 shares were outstanding and exercisable at a price of $2.50 per share.

     The Director Stock Option Plan ("the Director Plan") was adopted in October 1994 and amended in March 1997. Under the Director Plan the Company is authorized to issue non-qualified stock options to purchase up to 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least 6 months upon the date of re-election.

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

  Option activity of the Directors' stock options is as follows:


                                                                          Options Outstanding
                                           Available For Grant             Number of Shares                Weighted Average
                                                                                                            Exercise Price
Balance at December 31, 1996                      36,400                            62,800                        $11.42
       Granted                                   (31,000)                           31,000                        $14.72
       Exercised                                       -                           (17,600)                        $6.73
       Canceled                                    8,400                            (8,400)                       $12.41
Balance at December 31, 1997                      13,800                            67,800                        $11.41
       Authorized                                100,000                                                              --
       Granted                                   (14,000)                           14,000                         $4.44
Balance at December 31, 1998                      99,800                            81,800                        $10.22
       Granted                                   (31,000)                           31,000                         $3.44
Balance at December 31, 1999                      68,800                           112,800                         $7.49



 Employee Stock Purchase Plan

     The Company adopted an Employee Stock Purchase Plan ("1994 Purchase Plan") in October 1994. An aggregate of 455,000 shares of the Company's common stock have been reserved for issuance under the 1994 Purchase Plan. The 1994 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the 1994 Purchase Plan in 1998 and 1997 were 131,930 and 119,156 shares of common stock with a total purchase price of approximately $475,000 and $770,000, respectively. There were no sales under the 1994 Purchase Plan in 1999. As of December 31, 1999, there were no shares available to purchase under the 1994 Purchase Plan.

     The Company adopted a new Employee Stock Purchase Plan ("1999 Purchase Plan") in September 1999. An aggregate of 200,000 shares of the Company's common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the 1999 Purchase Plan in 1999 were 55,380 shares of common stock with a total purchase price of approximately $181,000. Shares available for purchase may be replenished each year. As of December 31, 1999, there were 144,620 shares available to purchase under the 1999 Purchase Plan.




Pro Forma Net Income (Loss) Per Share

     Disclosure of pro forma net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employer stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

                                                 Employee Stock
                                                 Purchase Plan                                    Stock Option Plans

                                    1999             1998               1997             1999            1998            1997
Expected Life (in years)             0.5               0.5               0.5             3.1             3.4              3.2
Risk-free interest rate             5.91%             4.70%             5.27%            6.7%            5.1%             5.6%
Volatility                           .79              1.28               .86             .96             .99              .85
Dividend yield                         -                 -                 -               -               -                -





     The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which significantly differ from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the time to exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 1999, 1998 and 1997 were $1.50, $2.13 and $3.42, respectively. The weighted average estimated fair value of options granted under the employee and directors stock option plans during 1999, 1998 and 1997 were $2.59, $4.01 and $5.79, respectively.




     The following table summarizes information about all stock options at December 31, 1999:

                                     Options Outstanding                                      Options Exercisable
                                            Weighted-Average
                          Number                Remaining        Weighted-Average                Number
    Range of            Outstanding        Contractual Life   (YearExercise Price               Exercisable         Weighted-Average
Exercise Prices    at December 31, 1999                                                   at December 31, 1999     Exercise Price
 $0.88 -  $3.13                  341,060           5.5            $2.17                      221,184               $1.66
 $3.31 -  $4.25                  322,800           9.3            $3.71                       19,662               $3.63
 $4.38 -  $4.38                  513,167           9.0            $4.38                      128,867               $4.38
 $4.44 -  $4.75                1,071,846           9.0            $4.71                      269,070               $4.71
 $5.00 -  $7.31                  769,311           7.5            $6.49                      498,348               $6.78
 $7.32 - $11.25                  305,782           6.9            $8.01                      161,964               $8.38
$13.38 - $18.38                   23,600           5.4           $16.35                       23,600               $16.35

                               3,347,566           7.9            $5.10                    1,322,695                $5.59

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):

                                                       Years ended
                                                      December 31,
                                         1999                  1998                  1997
Net Income (loss):
   As reported                          ($444)                 $944                  $7,010
         Pro Forma                    ($1,784)              ($1,824)                 $4,948

Net Income (loss) Per Share:
         Basic as reported             ($0.04)                $0.08                   $0.59
         Diluted as reported           ($0.04)                $0.08                   $0.54
         Pro Forma Basic               ($0.16)               ($0.16)                  $0.42
         Pro Forma Diluted             ($0.16)               ($0.16)                  $0.38



6.  401(k) Tax Deferred Savings Plan

     The Company has a 401(k) Tax Deferred Savings Plan (the 401(k) Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $10,000 during 1999. Effective October 27, 1997, the 401(k) Plan was amended to provide that the Company would begin making a discretionary matching contribution up to $80 per pay period to all employees who are contributing to the 401(k) Plan. Prior to October 27, 1997, the Company was making a discretionary matching contribution up to $40 per pay period to all employees who were contributing to the 401(k) Plan. The Company's contribution to the 401(k) Plan was approximately $412,000, $419,000 and $260,000 for 1999,
1998 and 1997, respectively.





7.  Income Taxes

    The provisions for income taxes consist of the following (in thousands):


                                                                1999           1998        1997
Current:
  Federal..................................                    $(2,062)        $778         $3,692
  State....................................                         --         (306)           257
  Foreign..................................                         70           --             --
                                                                (1,992)         472          3,949
Deferred:
  Federal..................................                        852           25            213
  State....................................                        351           34           (219)
                                                                 1,203           59             (6)

Provision for taxes on income                                    $(789)        $531         $3,943


     The tax benefits resulting from disqualifying dispositions by employees who acquired shares under the Company's incentive stock option plan and from the exercise of nonqualified stock options, reduced taxes currently payable or increased taxes receivable as shown above by $149,000 and $686,000 in 1999 and 1997. Such benefits were immaterial in 1998 and were credited to additional paid-in capital in 1999 and 1997.

     The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for taxes is explained below (in thousands):



                                                                                        December 31,
                                                                              1999          1998         1997
Tax at federal statutory rate.................................               $(419)         $516       $3,833
State tax, net of federal benefit.............................                 (36)          135          352
Research credits..............................................                (277)         (150)        (408)
Foreign sales corporation.....................................                  --          (114)        (221)
Other.........................................................                 (57)          144          387
Provision for taxes...........................................               $(789)         $531       $3,943


     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                                      December 31,

                                                                                  1999           1998

Deferred tax assets:
  Inventory valuation....................................................       $2,337          $3,010
  Deferred revenue.......................................................        1,250           1,116
  Other accruals and reserves not yet deductible for tax purposes                  564             655
  Other..................................................................           71              67
Total deferred tax assets................................................        4,222           4,848

Deferred tax liabilities:
  Other..................................................................          692             115
Total deferred tax liabilities...........................................         $692            $115

8. Operations by Geographic Regions

     The following is a summary of operations by geographical regions (in thousands):

                                                                     Years end December 31,
                                                                   1999       1998       1997
    External net sales to customers in:
     U.S...................................................      $ 27,100   $ 27,545   $ 31,250
     Asia Pacific..........................................        13,865     15,561     29,213
     Europe................................................         4,466      3,853      4,450
     Rest of World.........................................         1,214        842        846
                         Consolidated                            $ 46,645   $ 47,801   $ 65,759



                                                                     Years end December 31,
                                                                   1999       1998       1997
     Operating income (loss):
     U.S...................................................       $ 1,796    $ 2,128    $ 7,795
     Europe................................................        (2,240)    (1,184)      (785)
                         Consolidated                              $ (444)     $ 944    $ 7,010



                                                                 As of December 31,
                                                                   1999       1998
Identifiable assets:
     U.S...................................................      $ 67,717   $ 68,929
     Europe................................................           722        515
Consolidated                                                     $ 68,439   $ 69,444



9.  Commitments and Contingencies

 Legal Proceedings

     A discussion of certain pending legal  proceedings is included in Item 3 of
Part I of the Company's form 10-K for the fiscal year ended December 31, 1999. The Company intends to contest these actions vigorously, however, there can be no assurance that these matters will be resolved in the Company's favor or that there will not be an adverse effect on the Company's financial position or its results of operations.

   Lease Commitment

     The Company has various equipment operating leases. The Company's rental expenses under operating leases in the years ended December 31, 1999, 1998 and 1997 totaled approximately $146,000, $147,000 and $157,000, respectively. Future minimum lease payments for all leases are as follows (in thousands):


Fiscal Year

2000                                                          $17

2001.................................................          16

2001.................................................           7

Total minimum lease payments.........................         $40






Purchase Commitments

     The Company's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 1999, foundries had incurred approximately $1,182,000 of manufacturing expenses on the Company's outstanding purchase orders.

10.  Subsequent Events

     In March 2000, the Company signed a letter on intent (LOI) with a third party, whereby the company will sell certain test equipment (See Note 2 for assets held for sales), with an aggregate net book value of approximately $6.7 million, lease to this thrid party certain office space for approximately $22,200 per month, and transfer certain employees to the third party. The term of the LOI is three years. The Company intends to subcontract to this party certain test functions, which are currently performed internally. The Company does not anticipate a significant gain or loss associated with the sale of equipment. However, the Company may incur certain costs to transfer its employees to the third party as the Company will pay retention bonuses to such employees based on the length of their employment at the third-party company. In addition, all payments due to such employees to be hired by the third-party company as a result of the termination of their employment from the Company are the sole responsibility of the Company. Under the terms of the LOI, the Company will be required to pay approximately $380,000 per year for three years to access the sold equipment for certain engineering purposes.

     In February 2000, the Board of Directors approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 NSO Plan by 500,000 shares to an aggregate of 1,500,000 shares.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. List of Financial Statements and Financial Statement Schedules

     The following financial statements of Micro Linear Corporation are included in Item 8 hereof:

          Report of PricewaterhouseCoopers LLP, Independent Accountants

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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



                                                                                              SCHEDULE II

                                    VALUATION AND QUALIFYING ACCOUNTS
                                                                           Charged

                                                           Balance at     to Costs                     Balance at
                                                           Beginning      and        Deduction         End of
         Descriptions                                      of Period      Expenses      (1)            Period
Year Ended December 31, 1997
  Allowance for Doubtful Accounts                            $243           $287         $0             $530
Year Ended December 31, 1998
  Allowance for Doubtful Accounts                            $530           $10          $0             $540
Year Ended December 31, 1999
  Allowance for Doubtful Accounts                            $540           $49          $0             $589

(1) Charges for uncollectable accounts, net of recoveries



  3.  Exhibits



    Exhibit

      Number            Description of Document


2.1(1)          Form of Agreement and Plan of Merger by and between the Registrant and Micro
                Linear Corporation, a California corporation.
3.1(2)          Restated Certificate of Incorporation of Registrant.
3.2(1)          Bylaws of Registrant.
4.1(1)          Form of Common Stock Certificate.
10.1(1)         Form of Indemnification Agreement.
10.2(1)*        1991 Stock Option Plan and form of Stock Option Agreement.
10.3(1)*        1994 Employee Stock Purchase Plan and form of Subscription Agreement.
10.4(1)*        1983 Incentive Stock Option Plan and form of Stock Option Agreement.
10.5(1)*        1994 Director Stock Option Plan and form of Stock Option Agreement.
10.6(1)**       License and Manufacturing Agreement between New Japan Radio Co., Ltd. and
                Registrant dated October 1, 1993.
10.7(1)**       Foundry Services Agreement between Philips Semiconductor and Registrant effective January 27, 1993.
10.8(1)**       License and Manufacturing Agreement between Taiwan Semiconductor Manufacturing
                Co. and Registrant dated April 24, 1992, as amended.
10.9(2)         Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
10.10(3)**      Nonstatutory Stock Option Plan.
10.11(4)*       1998 Employee Stock Purchase Plan and Form of Subscription Agreement.
10.12(1)**      License and Manufacturing Agreement between Think-O Electric Company and
                Registrant dated as of April 1, 1994.
23.1            Consent of  PricewaterhouseCoopers LLP, Independent Accountants
27.0            Financial Data Schedule


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

     (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 33-83546), as amended, filed on September 1, 1994.

     (2) Incorporated by reference from the Registrant's Registration Annual Report Form 10-K for the fiscal year ended December 31, 1995.

     (3) Incorporated by reference from the Registrant's Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998.

(b)     Reports on Form 8-K.

        None.

(c)     Exhibits.

        See (a) above.

(d)     Financial Statement Schedules.

        See (a) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 3rd day of April, 2000.

                            MICRO LINEAR CORPORATION


                            By /s/ DAVID L. GELLATLY
                                David L. Gellatly
                                Chairman, Chief Executive Officer and President

                                POWER OF ATTORNEY

          KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David L. Gellatly , as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:


                              Signature Title Date



 /s/ DAVID L. GELLATLY     Chairman, Chief Executive Officer       April 3, 2000
     David L. Gellatly     and President (Principal  Executive
                           Officer),  Chief Financial Officer
                           (Principal Financial and Accounting
                           Officer)



 /s/ JOSEPH D. RIZZI        Director                               April 3, 2000

     Joseph D. Rizzi



 /s/ WILLIAM B. POHLMAN     Director                               April 3, 2000

     William B. Pohlman


/s/ TIMOTHY A. RICHARDSON   Director                               April 3, 2000

    Timothy A. Richardson

                                INDEX TO EXHIBITS


Exhibit 23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants

Exhibit 23.1


                       Consent of Independent Accountants

          We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-78753) pertaining to the 1991 Stock Option Plan and the 1998 Nonstatutory Stock Option Plan of Micro Linear Corporation of our report dated January 20, 2000 appearing on page 25 in this Form 10-K.


/s/PricewaterhouseCoopers LLP


San Jose, California
April 3, 2000