Form 10-Q
period 2000-03-31
MICRO LINEAR CORP /CA/
filed 2000-05-17
CIK 875359

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 433-5200
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    The number of shares of the Registrant's Common Stock outstanding net of shares held in treasury as of April 28, 2000 was 11,464,518.

                                TABLE OF CONTENTS

                                                                                   PAGE
  PART I.       FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Consolidated Condensed Statements of Operations for the three
                months ended March 31, 2000 and 1999 ...........................     3

                Consolidated Condensed Balance Sheets at March 31, 2000 and at
                December 31, 1999...............................................     4

                Consolidated Condensed Statements of Cash Flows for the three
                months ended March 31, 2000 and 1999 ...........................     5

                Notes to Consolidated Condensed Financial Statements............     6

  Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................     8

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk......     11

  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings...............................................     13

  Item 6.       Exhibits and Reports on Form 8-K................................     13

  SIGNATURES....................................................................     14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MICRO LINEAR CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2000          1999
                                                                            --------      --------
Net revenues .........................................................      $ 11,381      $ 10,906
Cost of revenues .....................................................         5,367         5,651
                                                                            --------      --------
   Gross profit ......................................................         6,014         5,255
                                                                            --------      --------
Operating expenses:
   Research and development ..........................................         3,276         3,500
   Selling, general and administrative ...............................         2,606         2,884
                                                                            --------      --------
                                                                               5,882         6,384
                                                                            --------      --------
   Income (loss) from operations .....................................           132        (1,129)
Interest and other income, net .......................................           387           379
Interest expense .....................................................            56            63
                                                                            --------      --------
   Income (loss) before taxes ........................................           463          (813)
Provision (benefit) for income taxes .................................           162          (756)
                                                                            --------      --------
   Net income (loss) .................................................      $    301      $    (57)
                                                                            ========      ========

Net income (loss) per share:

Basic:
   Net income (loss) per share .......................................      $   0.03      $  (0.01)
                                                                            ========      ========
   Weighted average number of shares used in per share computation ...        11,218        10,974
                                                                            ========      ========
Diluted:
   Net income (loss) per share .......................................      $   0.03      $  (0.01)
                                                                            ========      ========
   Weighted average number of shares used in per share computation ...        11,998        10,974
                                                                            ========      ========


See accompanying notes to unaudited consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000           1999
                                                                 (UNAUDITED)     (AUDITED)
                                                                 -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................      $ 12,675       $  7,381
  Short-term investments ...................................        18,783         24,122
  Accounts receivable, net .................................         6,576          5,762
  Inventories ..............................................         7,202          5,917
  Other current assets .....................................         3,732          5,113
                                                                  --------       --------
     Total current assets ..................................        48,968         48,295
Property, plant and equipment, net .........................        20,108         19,686
Other assets ...............................................           431            458
                                                                  --------       --------
          Total assets .....................................      $ 69,507       $ 68,439
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................      $  4,106       $  4,099
  Deferred income on shipments to distributors .............         2,883          3,235
  Other accrued liabilities ................................         2,653          2,436
  Current portion of long-term debt ........................           211            211
                                                                  --------       --------
     Total current liabilities .............................         9,853          9,981
Long-term debt .............................................         2,704          2,755
                                                                  --------       --------
Stockholders' equity:
  Preferred stock ..........................................            --             --
  Common stock .............................................            14             14
  Additional paid-in capital ...............................        55,964         55,026
  Retained earnings ........................................        21,246         20,945
  Accumulated other comprehensive loss .....................           (41)           (49)
  Treasury stock ...........................................       (20,233)       (20,233)
                                                                  --------       --------
     Total stockholders' equity ............................        56,950         55,703
                                                                  --------       --------
          Total liabilities and stockholders' equity .......      $ 69,507       $ 68,439
                                                                  ========       ========

See accompanying notes to unaudited consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                        2000               1999
                                                                      --------           --------
Cash provided by operating activities ......................          $    789           $    935

Investing activities:
   Capital expenditures ....................................            (1,729)              (745)
   Proceeds from sale of equipment .........................                --                115
   Purchases of short-term investments .....................            (5,510)           (10,320)
   Sales of short-term investments .........................            10,857              9,874
                                                                      --------           --------
     Net cash provided by (used in) investing activities ...             3,618             (1,076)

Financing activities:
   Principal payments on debt ..............................               (51)               (45)
   Proceeds from issuance of common stock ..................               938                104
   Acquisition of treasury stock ...........................                --             (1,514)
                                                                      --------           --------
     Net cash provided (used) in financing activities ......               887             (1,455)
                                                                      --------           --------
   Net increase (decrease) in cash and cash equivalents ....             5,294             (1,596)
   Cash and cash equivalents at beginning of period ........             7,381              6,393
                                                                      --------           --------
   Cash and cash equivalents at end of period ..............          $ 12,675           $  4,797
                                                                      ========           ========

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

2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1999 ended on January 2, 2000. The Company's fiscal quarters are 13 weeks in length. The first quarter of 2000 ended on April 2, 2000. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

     The Company uses the U.S. dollar as its functional currency. Foreign currency transaction gains and losses are included in operating income or loss as they occur. The effect of foreign currency exchange rate fluctuations was not significant. The Company does not use derivative instruments.

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

4) During the three months ended March 31, 2000, one customer accounted for 23% of net revenues. During the three months ended March 31, 1999, two customers accounted for 20% and 12% of total sales, respectively.

5)   Supplemental Financial Information

     Inventories consist of the following (in thousands):

                                                                          MARCH 31,        DECEMBER 31,
                                                                            2000              1999
                                                                        -------------      ------------
          Raw materials..............................................        $38                 $39
          Work-in-process............................................      5,240               4,190
          Finished goods.............................................      1,924               1,688
                                                                           -----               -----
                                                                          $7,202              $5,917
                                                                          ======              ======


     Property, plant and equipment consist of the following (in thousands):


                                                                          MARCH 31,        DECEMBER 31,
                                                                            2000              1999
                                                                        -------------      ------------
          Land.......................................................     $2,850              $2,850
          Buildings and improvements.................................      9,984               9,984
          Machinery and equipment....................................     38,491              36,762
                                                                          ------              ------
                                                                          51,325              49,596
          Accumulated depreciation and amortization..................     31,217              29,910
                                                                          ------              ------
          Net property, plant and equipment..........................    $20,108             $19,686
                                                                         =======             =======

6) Cash payments for income taxes and interest expense totaled $3,000 and $56,000, respectively, for the three months ended March 31, 2000. Cash payments for income taxes and interest expense totaled $240,000 and $63,000, respectively, for the three months ended March 31, 1999.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 2000 was 35%, compared to a benefit of 93% for the same period in 1999. The higher effective tax benefit in the first quarter of 1999 was due to the anticipated impact of the Federal R&D Tax Credit and California Investment Tax Credit on the full year 1999 tax provision.

   From January 1996 through the end of the first quarter of 1999, the Company's Board of Directors had approved the repurchase of an aggregate of $20.3 million of the Company's Common Stock. Through March 31, 1999, the Company had repurchased 2,696,900 shares for a total cost of $20.2 million. The Company's common stock buy-back program was terminated at the end of the first quarter of 1999. The Company employed the net income per share calculation methodology prescribed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted income per share computations for the periods presented below (in thousands except per share data):


                                                      Three Months Ended March 31,
                              -----------------------------------------------------------------------------
                                              2000                                   1999
                              -----------------------------------     -------------------------------------
                                                            Per-                                    Per-
                               Net Income      Shares      Share        Net Loss      Shares       Share
                              (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                              -----------  -------------  -------     -----------  -------------  --------
Basic Income (loss) Per
  Share:
Net income (loss)
  available
  to common
  stockholders                 $  301        11,218        $0.03        $  (57)        10,974        $(0.01)
                               ======        ======        =====        =======        ======        =======

Effect of dilutive                              780                                        --
  securities:
  Stock options

Diluted Income (loss)
  Per Share:
  Net income (loss)
  available to common
  stockholders assuming
  Dilution                     $  301        11,998        $0.03        $  (57)        10,974        $(0.01)
                               ======        ======        =====        =======        ======        =======


     Options to purchase 439,662 shares of common stock were outstanding as of March 31, 1999, but were not reflected in the computations of diluted earnings per share for the three months ended March 31, 1999 because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

10)  A discussion of certain pending legal proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended March 31, 2000. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

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

   Overview

   Micro Linear provides high performance analog and mixed signal integrated circuits for a variety of applications in the computer, communications, consumer, and industrial market segments. The Company's products enable low cost, efficient power management for computer systems; provide video signal conditioning in set top box applications; provide battery management in personal digital assistants; and integrate the physical interface functions for both wired and wireless communications. Both BiCMOS and CMOS process technologies are currently utilized in new designs.

   In recent years, sales of communications products, including local area networking and telecommunications, have constituted a majority of the Company's revenues. This segment, while large, is characterized by established and intense competition, rapidly decreasing selling prices, and rapid technological change. Growing market acceptance of the Company's power management and video products continues to reduce the Company's dependence on its older communications products. As a result, video products represented approximately 15% of the Company's revenues in the March 2000 quarter, up from only 1% in the March 1999 quarter. Late in 1999 the Company introduced its first two RF transceiver chip sets, one for the 900MHz Digital Cordless Telephone market and another for the 2.4GHZ Wireless Local Area Network market typified by the IEEE802.11 standard. The Company plans to continue to expand its development efforts in the area of total silicon solutions for broadband wireless local area network applications.

   The Company's analog and mixed signal products continue to meet competitive and alternative discrete solutions for new design opportunities, resulting in continuing downward price pressures. Since 1997, the Company has operated with excess in-house manufacturing capacity and a need for new and additional test platforms to support recently introduced products. To achieve the most competitive product test costs, in April 2000 the Company signed an agreement with Artest Corporation to sell its entire internal test operation including certain test equipment with an aggregate book value of approximately $6.1 million at April 30, 2000, to lease to Artest certain office space for approximately $22,000 per month, and to transfer certain employees to Artest. The term of the agreement is three years and provides that the Company will subcontract to Artest certain test functions, which were previously performed internally. The Company incurred a loss associated with the sale of this equipment of approximately $140,000. The Company is obligated to pay retention bonuses to Artest for the benefit of transferred employees based on the length of their employment with Artest up to a period of twelve months. The Company believes that the effect of this agreement with Artest Corporation will result in a gradual lowering of manufacturing costs over the term of the agreement with a corresponding positive effect on gross margins. The full realization of increased gross margins from this agreement will be deferred until such time as the Company is able to sell its existing inventories.

RESULTS OF OPERATIONS

   Net Revenues

   Net revenues for the first quarter of 2000 were $11.4 million compared to net revenues of $12.4 million reported for the fourth quarter of 1999 and $10.9 million for the first quarter of 1999. Net revenues decreased $974,000 from the prior quarter and increased $475,000 from the first quarter of 1999. The decrease from the prior quarter was primarily due to inventory balancing among several major customers. Net revenues increased from the first quarter of 1999 due to higher distributor sales to end users and a corresponding reduced deferral of revenue by the Company in first quarter of 2000.

   The Company serves three principal markets: computer, communications and industrial. Net revenues for the first quarter of 2000 compared to the first quarter of 1999 decreased 17% in the communications market, increased 19% in the computer market and increased 13% in the industrial market. Net revenues for first quarter of 2000 compared to the fourth quarter of 1999 decreased 19%, increased 46% and decreased 15% in the communications, computer and industrial markets, respectively.

   The communications market includes the computer networking equipment ("networking") sub-market. Sales of products to the networking market constitutes a substantial component of the Company's net revenues. Net revenues in the networking sub-market decreased 25% in the first quarter of 2000 compared to both the first quarter of 1999 and fourth quarter of 1999. Networking net revenues were 38% of total net revenues for the first quarter of 2000 compared to 48% and 44% of total net revenues for the first and fourth quarters of 1999, respectively. The decreases were primarily due to inventory balancing among three large customers resulting in their lower purchases during the quarter.

   International net revenues for the first quarter of 2000 totaled $5.3 million, or 46% of net revenues, compared to $4.7 million, or 43% of net revenues, for the first quarter of 1999 and $5.2 million, or 43% of net revenues, for the fourth quarter of 1999. The increase in international revenues in the first quarter of 2000, compared to the first and fourth quarters of 1999, was primarily due to an increasing proportion of customer ship-to locations moving offshore. Domestic distributor net revenues for the first quarter of 2000 were $3.0 million, or 26% of net revenues, compared to $2.9 million, or 27% of net revenues, for the first quarter of 1999 and $2.8 million, or 23% of net revenues, for the fourth quarter of 1999. Revenues and cost of goods sold are deferred by the Company until the Company is notified of product sales to end users.

  Gross Margin

  Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEM's and to distributors.

   The Company's gross margin was $6.0 million or 53% of net revenue in the first quarter of 2000, compared to $5.3 million or 48% of net revenue in the first quarter of 1999 and $6.4 million or 52% of net revenue in the fourth quarter of 1999. Gross margin was higher in the first quarter of 2000 compared to both the first and fourth quarters of 1999 primarily due to higher production output levels and lower manufacturing costs partially offset by unfavorable shifts in product mix.

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

   Research and development expenses were $3.3 million for the first quarter of 2000, or 29% of net revenues, compared to $3.5 million, or 32% of net revenues, for the first quarter of 1999 and $3.4 million, or 27% of net revenues, for the fourth quarter of 1999. The decrease in research and development in the first quarter of 2000 compared to the both first and fourth quarters of 1999 is primarily attributable to a reduction in headcount.

   Selling, General and Administrative

   Selling, general and administrative expenses were $2.6 million for the first quarter of 2000, or 23% of net revenues, compared to $2.9 million, or 26% of net revenues, in the first quarter of 1999 and $2.3 million, or 18% of net revenues, in the fourth quarter of 1999. The first quarter of 2000 expenses compared to both the first quarter of 1999 and fourth quarter of 1999 remained relatively flat.

   Interest and Other Income and Interest Expense

   Interest and other income was $0.3 million for the first quarter of 2000 and the first and fourth quarters of 1999. The amounts remained constant for each of the three quarters due to the relatively stable balance of investments in interest-earning cash, cash equivalents, and short-term investments. Interest expense was insignificant for the first quarter of 2000 and the first and fourth quarters of 1999.

   Provision for Income Taxes

   The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 2000 was 35%, compared to a benefit of 93% for the same period in 1999, which differs from the statutory income tax rate primarily due to the impact of the Federal R&D Tax Credit and California Manufacturers Investment Tax Credit. The reason for the higher effective tax benefit for the first quarter of 1999 was due to the greater impact that the Federal R&D Tax Credit and California Manufacturers Investment Tax Credit had on the 1999 tax provision.

LIQUIDITY AND CAPITAL RESOURCES

   Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations provided $0.8 million of net cash during the first quarter of 2000, a decrease of $0.1 million over the first quarter of 1999.

   Cash provided by investing activities for the first quarter of 2000 is attributable to the net sale or maturity of short-term investments of $5.3 million offset by capital expenditures of $1.7 million.

   Capital expenditures during the quarter were $1.7 million, primarily for internal use software and test equipment. The Company expects to spend approximately an additional $2.0 million over the balance of 2000 on capital items.

   Financing activities for the first quarter of 2000 consist primarily of proceeds of $0.9 million from the exercise of options to purchase the common stock of the Company.

   Working capital amounted to $39.1 million as of March 31, 2000 compared to $38.3 million as of December 31, 1999. Working capital at March 31, 2000 includes cash and cash equivalents of $12.7 million and short-term investments of $18.8 million.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's investment portfolio consisted of U.S. government obligations and commercial paper typically with maturities of less than 18 months. These securities are subject to interest rate risk and will decline in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.



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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court also required additional briefing from Pioneer. The final claim construction hearing took place on July 19, 1999. The court issued a claim construction order favorable to Micro Linear. The parties filed a stipulated judgement of non-infringement, which has resulted in a termination of the district court action against Micro Linear. Pioneer has appealed. No hearing date on the appeal has been set.

   On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. To date no arbitration date had been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

   On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles. On October 1, 1999 the parties reached an out of court settlement of this action. The terms of this settlement are confidential, however, the Company took a $1.24 million charge related to this settlement in 1999 and the action has been dismissed.

   On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. Accton seeks compensatory damages in excess of $7.0 million, exemplary damages according to proof, attorneys' fees and costs, and prejudgment and postjudgment interest. Discovery commenced in May 1999. Both parties have propounded and responded to extensive written discovery requests. Hewlett-Packard Company, Accton's customer, has also produced documents in response to the Company's deposition subpoena. The action is scheduled to commence trial on June 5, 2000. At the initial status conference held on July 13, 1999, the court ordered the parties to mediation. An initial mediation session was held on December 16, 1999. A second session took place on March 14, 2000. No resolution was reached at either session.

   The Company intends to contest these actions vigorously, however, there can be no assurance that such actions will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

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
















                                MICRO LINEAR CORPORATION

Date: May 17, 2000              By: /s/ David L. Gellatly
                                    --------------------------------------------
                                    David L. Gellatly
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                          -------------

 27.1                       Financial Data Schedule