Form 10-Q
period 2000-06-30
MICRO LINEAR CORP /CA/
filed 2000-08-17
CIK 875359

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM _____ TO _____
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

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 11,661,310.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations for the three and six months
          ended June 30, 2000 and 1999....................................................      3

          Consolidated Condensed Balance Sheets at June 30, 2000 and December 31, 1999....      4

          Consolidated Condensed Statements of Cash Flows for the six months ended June
          30, 2000 and 1999...............................................................      5

          Notes to Consolidated Condensed Financial Statements............................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations......................................................................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....................      12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................      13

Item 4.   Submission of Matters to a Vote of Security Holders.............................      13

Item 6.   Exhibits and Reports on Form 8-K................................................      14

SIGNATURES................................................................................      15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MICRO LINEAR CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           --------------------------    ---------------------------
                                                                            JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                                                              2000           1999            2000           1999
                                                                           -----------    -----------    -----------     -----------
Net revenues ..........................................................      $ 11,741       $ 11,270       $ 23,123       $ 22,176
Cost of revenues ......................................................         5,593          5,616         10,960         11,267
                                                                             --------       --------       --------       --------
   Gross profit .......................................................         6,148          5,654         12,163         10,909
Operating expenses:
   Research and development ...........................................         3,184          3,349          6,460          6,849
   Selling, general and administrative ................................         2,716          2,696          5,296          5,580
   Legal settlement and related costs .................................         8,054             --          8,080             --
                                                                             --------       --------       --------       --------
                                                                               13,954          6,045         19,836         12,429
                                                                             --------       --------       --------       --------
   Loss from operations ...............................................        (7,806)          (391)        (7,673)        (1,520)
Interest and other income, net ........................................           508            392            894            771
Interest expense ......................................................          (173)           (62)          (229)          (125)
                                                                             --------       --------       --------       --------
   Loss before taxes ..................................................        (7,471)           (61)        (7,008)          (874)
Provision (benefit) for income taxes ..................................        (2,615)           197         (2,453)          (559)
                                                                             --------       --------       --------       --------
   Net loss ...........................................................      $ (4,856)      $   (258)      $ (4,555)      $   (315)
                                                                             ========       ========       ========       ========
Net loss Per Share:
Basic:
   Net loss per share .................................................      $  (0.42)      $  (0.02)      $  (0.40)      $  (0.03)
                                                                             ========       ========       ========       ========
   Weighted average number of shares used in per share computation ....        11,515         10,940         11,367         10,957
                                                                             ========       ========       ========       ========
Diluted:
   Net loss per share .................................................      $  (0.42)      $  (0.02)      $  (0.40)      $  (0.03)
                                                                             ========       ========       ========       ========
   Weighted average number of shares used in per share computation ....        11,515         10,940         11,367         10,957
                                                                             ========       ========       ========       ========

      See accompanying notes to consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30,      DECEMBER 31,
                                                              2000            1999
                                                           (UNAUDITED)      (AUDITED)
                                                           -----------    -------------
ASSETS
Current assets:
   Cash and cash equivalents .........................      $ 10,676       $  7,381
   Short-term investments ............................        14,387         24,122
   Accounts receivable, net ..........................         6,556          5,762
   Inventories .......................................         9,079          5,917
   Income tax receivable .............................         2,505            504
   Other current assets ..............................         4,722          4,609
                                                            --------       --------
     Total current assets ............................        47,925         48,295
                                                            --------       --------
Note Receivable ......................................         4,956             --
Property, plant and equipment, net ...................        13,127         19,686
Other assets .........................................           403            458
                                                            --------       --------
       Total assets ..................................      $ 66,411       $ 68,439
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................         4,936       $  4,099
   Deferred income on shipments to distributors ......         2,646          3,235
   Other accrued liabilities .........................         2,558          2,436
   Current portion of long-term debt .................           211            211
                                                            --------       --------
     Total current liabilities .......................        10,351          9,981
                                                            --------       --------
Long-term debt .......................................         2,652          2,755
                                                            --------       --------
Stockholders' equity:
   Preferred stock ...................................            --             --
   Common stock ......................................            14             14
   Deferred stock compensation .......................        (1,417)            --
   Additional paid-in capital ........................        58,677         55,026
   Retained earnings .................................        16,390         20,945
   Accumulated other comprehensive loss ..............           (23)           (49)
   Treasury stock ....................................       (20,233)       (20,233)
                                                            --------       --------
     Total stockholders' equity ......................        53,408         55,703
                                                            --------       --------
       Total liabilities and stockholders' equity ....      $ 66,411       $ 68,439
                                                            ========       ========

      See accompanying notes to consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                  ----------------------------
                                                                                     JUNE 30,        JUNE 30,
                                                                                       2000           1999
                                                                                  -------------    -----------
Cash provided (used) by operating activities ..................................      $ (7,995)      $  1,838

Investing activities:
   Capital expenditures .......................................................        (2,043)          (752)
   Cash proceeds from sale of equipment .......................................         1,550            115
   Purchases of short-term investments ........................................       (13,193)       (18,062)
   Sales and maturities of short-term investments .............................        22,928         18,773
                                                                                     --------       --------
     Net cash provided by (used in) investing activities ......................         9,242             74

Financing activities:
   Principal payments on debt .................................................          (103)           (81)
   Proceeds from issuance of common stock .....................................         2,151            346
   Acquisition of treasury stock ..............................................            --         (1,514)
                                                                                     --------       --------
     Net cash used in financing activities ....................................         2,048         (1,249)
                                                                                     --------       --------

Net increase in cash and cash equivalents .....................................         3,295            663
Cash and cash equivalents at beginning of period ..............................         7,381          6,393
                                                                                     --------       --------
Cash and cash equivalents at end of period ....................................      $ 10,676       $  7,056
                                                                                     ========       ========

Disclosure of non-cash transactions:

Notes receivable issued on sale of equipment ..................................      $  4,867       $     --
                                                                                     --------
Accounts payable transferred to a holder of the aforementioned notes receivable      $    235       $     --
                                                                                     --------

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

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1999 ended on January 2, 2000. The Company's fiscal quarters are 13 weeks in length. The second quarter of 2000 ended on July 2, 2000. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

4) During the three months ended June 30, 2000, two customers accounted for 16% and 13% of total sales, respectively. During the three months ended June 30, 1999, two customers accounted for 32% and 10% of total sales, respectively.

5)   Supplemental Financial Information:

     Inventories consist of the following (in thousands):

                                                      JUNE 30,          DECEMBER 31,
                                                       2000                1999
                                                      -------           -----------
Raw materials ..........................              $   --              $   39
Work-in-process ........................               6,930               4,190
Finished goods .........................               2,149               1,688
                                                      ------              ------
                                                      $9,079              $5,917
                                                      ======              ======

Property, plant and equipment consist of the following (in thousands):

                                                          JUNE 30,     DECEMBER 31,
                                                           2000           1999
                                                          -------      -----------
Land .............................................        $ 2,850        $ 2,850
Buildings and improvements .......................          9,984          9,984
Machinery and equipment ..........................         17,245         36,762
                                                          -------        -------
                                                           30,079         49,596
Accumulated depreciation and amortization ........         16,952         29,910
                                                          -------        -------
Net property, plant and equipment ................        $13,127        $19,686
                                                          =======        =======

     In April 2000, the Company signed an agreement with Artest Corporation to sell certain test equipment with an aggregate net book value of approximately $5.9 million, to lease certain office space for approximately $22,000 per month, and to transfer approximately 60 employees to Artest. The term of the agreement is three years and provides that the Company will subcontract to Artest certain test functions, which were previously performed internally. The Company incurred a loss associated with the sale of this equipment of approximately $145,000.

6) Cash payments for income taxes and interest expense totaled $241,000 and $93,000, respectively, for the six months ended June 30, 2000. Cash payments for income taxes and interest expense totaled $250,000 and $125,000, respectively, for the six months ended June 30, 1999.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first half of 2000 was a benefit of 35%, compared to a benefit of 64% for the same period in 1999. The higher effective tax benefit in the second quarter of 1999 was due to the anticipated greater impact of the Federal R&D Tax Credit and California Investment Tax Credit on the full year 1999 tax provision.

8) From January 1996 through June 1999, the Company had repurchased 2,696,900 shares of its common stock for a total cost of $20.2 million.

9) SFAS 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common stock outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented below (in thousands except per share data):



                                                            Three Months Ended June 30,
                               -----------------------------------------------------------------------------------
                                               2000                                         1999
                               --------------------------------------       --------------------------------------
                                                                 Per-                                         Per-
                                 Loss           Shares          Share         Income          Shares         Share
                              (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                              -----------    -------------      ------      -----------    -------------     ------
Basic Loss Per Share:
Net loss available
  to common
  stockholders .............    $(4,856)         11,515         $(0.42)        $(258)         10,940         $(0.02)
                                =======                         ======         =====                         ======
Effect of dilutive
securities:
  Stock options ............                         --                                           --

Diluted Loss Per Share:
Net loss available
  to common
  stockholders assuming
  dilution .................    $(4,856)         11,515         $(0.42)        $(258)         10,940         $(0.02)
                                =======          ======         ======         =====          ======         ======

                                                            Three Months Ended June 30,
                               -----------------------------------------------------------------------------------
                                               2000                                         1999
                               --------------------------------------       --------------------------------------
                                                                 Per-                                         Per-
                                 Loss           Shares          Share         Income          Shares         Share
                              (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                              -----------    -------------      ------      -----------    -------------     ------
Basic Loss Per Share:
Net loss available
  to common
  stockholders .............    $(4,555)         11,367         $(0.40)        $(315)         10,957         $(0.03)
                                =======                         ======         =====                         ======
Effect of dilutive
securities:
  Stock options ............                         --                                           --

Diluted Loss Per Share:
Net loss available
  to common
  stockholders assuming
  dilution .................    $(4,555)         11,367         $(0.40)        $(315)         10,957         $(0.03)
                                =======          ======         ======         =====          ======         ======


     Options to purchase 3,222,118 shares of common stock were outstanding as of June 30, 2000, but were not reflected in the computations of diluted earnings per share because of an anti-dilutive impact.

10. During the three month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB no. 25 and will be amortized over the related vesting period. Compensation expense of $83,000 was recorded during the three month period ended June 30, 2000.

11.  A discussion of certain pending legal proceedings is included in Item 1 of
     Part II of the Company's Form 10-Q for the fiscal quarter ended June 30, 2000. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment, (6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June, 2000. The terms of this settlement are confidential, however, the Company took a $7 million charge related to this settlement and the action has been dismissed.

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

    In recent years, sales of communications products, including local area networking and telecommunications, have constituted a majority of the Company's revenues. This line of business is characterized by established and intense competition, rapidly decreasing selling prices, and rapid technological change. Growing market acceptance of the Company's power management and video products continues to reduce the Company's dependence on its older communications products. However, product margins for power management and video products continue to be lower than the Company's networking product line and frequent price reductions will be required to stay competitive in this consumer product area. In late 1999 the Company introduced its first two RF transceiver chip sets, one for the 900MHz Digital Cordless Telephone market and the other for the 2.4GHZ Wireless Local Area Network market typified by the IEEE802.11 standard. The Company plans to continue to expand its development efforts in the area of total silicon solutions for broadband wireless local area network applications.

    The Company's analog and mixed signal products continue to encounter competitive and alternative discrete solutions for new design opportunities, resulting in continuing downward price pressures. Since 1997, the Company has operated with excess in-house manufacturing capacity and a need for new and additional test platforms to support recently introduced products. In an attempt to achieve more competitive product test costs, in April 2000 the Company sold to Artest Corporation its entire internal test operation, including certain test equipment with an aggregate net book value of approximately $5.9 million at April 30, 2000. In connection with that sale, the Company transferred approximately 60 employees to Artest and signed an agreement to lease to Artest certain office space for approximately $22,000 per month. Also in connection with that sale, the Company and Artest entered into a three-year agreement that provides that the Company will subcontract to Artest certain test functions which were previously performed internally. The Company incurred a loss associated with the sale of this equipment of approximately $145,000. The Company is obligated to pay retention bonuses to Artest for the benefit of transferred employees based on the length of their employment with Artest up to a period of twelve months. The Company believes that these agreements with Artest Corporation will result in a gradual lowering of manufacturing costs over the term of the operating agreement.

    During the June 2000 quarter the Company reorganized its product development organization. The Company's small design activity in Livingston, Scotland was closed, and wireless RF transceiver design activities were consolidated in the Company's Cambridge, England design center, which will be adding staff. Additionally, in order to expand product development capabilities beyond RF transceiver design to complete silicon solutions, the Company opened and staffed a new design center in Salt Lake City, Utah to focus on the development of wireless network system architecture and baseband processor design.

RESULTS OF OPERATIONS

    Net Revenues

    Net revenues for the second quarter of 2000 were $11.7 million compared to net revenues of $11.4 million reported for the first quarter of 2000, and $11.3 million in net revenue for the comparable second quarter of 1999. Computer networking product revenue declined during the second quarter of 2000 from the first quarter, but this decline was more than offset by higher revenue from the sale of video and battery management products. Net revenues for the six months ended June of 2000 were $23.1 million, compared to net revenues of $22.2 million for the six months ended June of 1999. The increase in net revenue compared to the first half of 1999 was again primarily due to higher sales of video products, which offset the downward trend in sales of computer networking products. Revenues and cost of goods sold for sales to distributors are deferred by the Company until the Company is notified of product sales to end-users.

    Gross Margin

    Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEMs and to distributors.

    The Company's gross margin was $6.1 million or 52.4% of net revenue in the second quarter of 2000, approximately the same as the $6.0 million gross margin, or 52.8% of net revenue, in the first quarter of 2000, and a gross margin of $5.7 million or 50.2% of net revenue in the second quarter of 1999. Gross margin was slightly higher in the second quarter of 2000 compared to the second quarter of 1999 primarily due to higher production output levels and lower manufacturing costs. For the six months ending June 2000, the company's gross margin was $12.2 million or 52.6% of net revenue, compared to $10.9 million or 49% of net revenue in the six months ending June of 1999.

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

    Research and development expenses were $3.2 million for the second quarter of 2000 or 27% of net revenues, compared to $3.3 million or 30% of net revenues for the second quarter of 1999 and $3.3 million, or 29% of net revenues, for the first quarter of 2000. The decrease in research and development in the second quarter of 2000 compared to the both first quarter of 2000 and second quarter of 1999 is primarily attributable to a reduction in headcount. Research and development expenses were $6.5 million for the first half of 2000 or 28% of net revenues, compared to $6.8 million or 31% of net revenues for first six months of 1999.

    During the quarter ended June 30, 2000 the Company recognized $83,000 in expenses relating to stock options granted to certain employees at below fair market value. Deferred stock compensation at June 30, 2000 of $1.4 million is to be amortized over the 3-year vesting term of such options, subject to adjustments that would be made in the event of termination of related employees.

    Selling, General and Administrative

Selling, general and administrative expenses were $2.7 million for the second quarter of 2000 or 23% of net revenues, relatively flat compared to both $2.6 million or 23% of net revenues in the first quarter of 2000, and $2.7 million or 24% of net revenues in the comparable second quarter of 1999. Selling, general and administrative expenses were $5.3 million for the first half of 2000 or 23% of net revenues, compared to $5.6 million or 25% of net revenues for first six months of 1999.

    Legal Settlement and Related Costs

    The Company incurred $8.1 million in legal settlement and related costs in the second quarter of 2000, primarily in connection with the settlement of the Accton Technology Corporation complaint (See Part II Other Information, Item 1 Legal Proceedings).

    Interest and Other Income and Interest Expense

    Interest and other income and interest expense was $0.3 million for the second quarter of 2000, the first quarter of 2000, and second quarter of 1999.

    Provision for Income Taxes

    The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax provision (benefit) was (35%) for the second quarter of 2000 and the six months ended June 30, 2000 compared to 323% and (64%) for the same periods of 1999, respectively. The effective tax rate is impacted by the Company's ability to project its taxable income or loss for the related years.

LIQUIDITY AND CAPITAL RESOURCES

    Since 1992, the Company has financed its operations and capital requirements principally through cash flow from operations and the proceeds from its initial public offering in October 1994. Operations used $8.0 million of net cash during the first six months of 2000, and provided $1.8 million during the first six months of 1999. The main uses of cash for operations during the first six months of 2000 were an increase in inventories, income tax receivable increase, and legal settlement and related costs.

    Cash provided by investing activities for the six months ending June 2000 is attributable to the net sale or maturity of short-term investments of $9.7 million, and proceeds of $1.5 million from the sale of equipment. Of this $1.5 million in sale of equipment, $1.0 million was received in connection with the sale in the second quarter of the Company's internal test operations to Artest Corporation.

    Capital expenditures during the six months ending June 2000 were $2.0 million, primarily for engineering software and equipment. The Company expects to spend approximately an additional $1.7 million over the balance of 2000 on capital items.

    Financing activities for the first six months of 2000 consist primarily of proceeds of $2.2 million from the exercise of options to purchase the common stock of the Company.

   Working capital amounted to $37.6 million as of June 30, 2000 compared to $38.3 million as of December 31, 1999. Working capital at June 30, 2000 includes cash and cash equivalents of $10.7 million and short-term investments of $14.4 million.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court also required additional briefing from Pioneer. The final claim construction hearing took place on July 19, 1999. The court issued a claim construction order favorable to Micro Linear. The parties filed a stipulated judgement of non-infringement, which has resulted in a termination of the district court action against Micro Linear. Pioneer has appealed. No hearing date on the appeal has been set. The Company intends to contest this action vigorously, however, there can be no assurance that such action will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

   On February 24, 1997, a former employee of Micro Linear filed a complaint in the Superior Court of California, County of Santa Clara, alleging breach of contract and employment discrimination. On June 5, 1997, the case was dismissed and the parties agreed to submit the dispute to arbitration. To date no arbitration date has been scheduled. The Company denies all liability and intends to vigorously defend its actions in the arbitration.

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

   On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment,
(6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June, 2000. The terms of this settlement are confidential, however, the Company took a $7 million charge related to this settlement and the action has been dismissed.

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

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on June 7, 2000:

    (a) The following Directors were elected:


              DIRECTORS                   VOTES FOR     % OF OUTSTANDING SHARES
------------------------------------- ---------------- -------------------------
David L. Gellatly                        10,518,887              91.8
James J. Harrison                        10,521,287              91.8
William B. Pohlman                       10,521,287              91.8
Timothy R. Richardson                    10,521,287              91.8
Joseph D. Rizzi                          10,521,287              91.8

    (b) The stockholders approved the following proposals:


                                                       NUMBER OF COMMON SHARES VOTED
                                                                  % OF
                                                               OUTSTANDING
PROPOSAL                                      FOR           SHARES       AGAINST      ABSTAIN
---------------------------------------- -------------- -------------- ------------ ----------
Approval of amendment to 1994 Director
Option Plan                                9,262,404         80.8       1,552,356     16,330

Ratification of the appointment of
PricewaterhouseCoopers LLP as the
Company's independent accountants for
fiscal year 2000.                         10,674,055         93.1         121,631     35,404


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                       MICRO LINEAR CORPORATION

Date: August 16, 2000                  By:  /s/ Michael Schradle
                                          -------------------------------------
                                          Michael Schradle
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
  27.1          Financial Data Schedule