Form 10-Q
period 2000-09-30
MICRO LINEAR CORP /CA/
filed 2000-11-14
CIK 875359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-24758

                            MICRO LINEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-2910085
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
 2092 CONCOURSE DRIVE, SAN JOSE, CALIFORNIA                        95131
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

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

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 2000 was 11,797,717.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                      PART I. FINANCIAL INFORMATION
Item    Financial Statements
  1.
        Unaudited Consolidated Condensed Balance Sheets at September
        30, 2000 and December 31, 1999..............................    1
        Unaudited Consolidated Condensed Income Statements for the
        three and nine months ended September 30, 2000 and 1999.....    2
        Unaudited Consolidated Condensed Statements of Cash Flows
        for the nine months ended September 30, 2000 and 1999.......    3
        Notes to Unaudited Consolidated Condensed Financial
        Statements..................................................    4
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................    8
Item    Quantitative and Qualitative Disclosures about Market
  3.    Risk........................................................   12
                        PART II. OTHER INFORMATION
Item    Legal Proceedings...........................................   12
  1.
Item    Exhibits and Reports on Form 8-K............................   13
  6.
Signatures..........................................................   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited consolidated condensed financial statements for the quarter and the nine months ended September 30, 2000 of Micro Linear Corporation ("Micro Linear" or the "Company") and the comparative unaudited consolidated condensed financial information for the corresponding periods of the prior year, together with the consolidated condensed balance sheet as of December 31, 1999, are attached hereto and incorporated herein.

                            MICRO LINEAR CORPORATION

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 22,911         $  7,381
  Short-term investments....................................      12,206           24,122
  Accounts receivable
     Less allowance for doubtful accounts, $418 at September
     30, 2000 and $540 at December 31, 1999.................       4,910            5,762
  Inventories...............................................         478            5,917
  Income tax receivable.....................................         504              504
  Other current assets......................................       7,138            4,609
                                                                --------         --------
          Total current assets..............................      48,147           48,295
                                                                --------         --------
Note Receivable.............................................       3,221               --
Property, plant and equipment, net..........................      11,840           19,686
Other assets................................................          --              458
                                                                --------         --------
          Total assets......................................    $ 63,208         $ 68,439
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................       4,272         $  4,099
  Deferred income...........................................       3,057            3,235
  Other accrued liabilities.................................       1,954            2,436
  Current portion of long-term debt.........................         211              211
                                                                --------         --------
          Total current liabilities.........................       9,494            9,981
                                                                --------         --------
Long-term debt..............................................       2,598            2,755
                                                                --------         --------
Stockholders' equity:
  Preferred stock
     $.001 par value; authorized 5,000,000 shares; none
     issued and outstanding.................................          --               --
  Common stock
     $.001 par value; authorized 30,000,000 shares; issued
     11,797,717 shares at September 30, 2000 and 13,818,742
     shares at December 31, 1999............................          18               14
  Deferred stock compensation...............................      (1,191)              --
  Additional paid-in capital................................      59,936           55,026
  Retained earnings.........................................      12,580           20,945
  Accumulated other comprehensive gain (loss)...............           6              (49)
  Treasury stock............................................     (20,233)         (20,233)
                                                                --------         --------
          Total stockholders' equity........................      51,116           55,703
                                                                --------         --------
          Total liabilities and stockholders' equity........    $ 63,208         $ 68,439
                                                                ========         ========

     See accompanying notes to consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION

               UNAUDITED CONSOLIDATED CONDENSED INCOME STATEMENTS
               (AMOUNTS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2000            1999            2000            1999
                                           -------------   -------------   -------------   -------------
Net revenues.............................     $10,311         $12,113         $33,434         $34,289
Cost of revenues.........................       5,926           5,829          16,886          17,096
                                              -------         -------         -------         -------
Gross profit.............................       4,385           6,284          16,548          17,193
Operating expenses:
  Research and development...............       3,677           3,608          10,137          10,457
  Selling, general and administrative....       2,479           2,569           7,775           8,149
  Legal settlement and related costs.....          --           1,408           8,080           1,408
                                              -------         -------         -------         -------
                                                6,156           7,585          25,992          20,014
                                              -------         -------         -------         -------
Loss from operations.....................      (1,771)         (1,301)         (9,444)         (2,821)
Interest and other income, net...........         468             371           1,244           1,142
Interest expense.........................         (54)            (62)           (165)           (187)
                                              -------         -------         -------         -------
Loss before taxes........................      (1,357)           (992)         (8,365)         (1,866)
Provision (benefit) for income taxes.....       2,453            (635)             --          (1,194)
                                              -------         -------         -------         -------
          Net loss.......................     $(3,810)        $  (357)        $(8,365)        $  (672)
                                              =======         =======         =======         =======
Net loss Per Share:
  Basic:
     Net loss per share..................     $ (0.33)        $ (0.03)        $ (0.73)        $ (0.06)
                                              =======         =======         =======         =======
     Weighted average number of shares
       used in per share computation.....      11,705          11,014          11,483          10,976
                                              =======         =======         =======         =======
  Diluted:
     Net loss per share..................     $ (0.33)        $ (0.03)        $ (0.73)        $ (0.06)
                                              =======         =======         =======         =======
     Weighted average number of shares
       used in per share computation.....      11,705          11,014          11,483          10,976
                                              =======         =======         =======         =======

     See accompanying notes to consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Net cash (used in) provided by operating activities.........     $(8,703)        $  2,539
Investing activities:
  Capital expenditures......................................      (3,251)          (2,617)
  Sale of assets and equipment..............................      12,325              115
  Purchases of short-term investments.......................          --          (32,826)
  Sales and maturities of short-term investments............      11,916           32,402
                                                                 -------         --------
          Net cash provided by (used in) investing
            activities......................................      20,990           (2,926)
Financing activities:
  Principal payments on debt................................        (157)            (121)
  Proceeds from issuance of common stock....................       3,400              421
  Acquisition of treasury stock.............................          --           (1,514)
                                                                 -------         --------
          Net cash provided by (used in) financing
            activities......................................       3,243           (1,214)
                                                                 -------         --------
Net increase in cash and cash equivalents...................      15,530           (1,601)
Cash and cash equivalents at beginning of period............       7,381            6,393
                                                                 -------         --------
Cash and cash equivalents at end of period..................     $22,911         $  4,792
                                                                 =======         ========
Disclosure of non-cash transactions:
  Notes receivable issued on sale of equipment..............     $ 4,867         $     --
  Accounts payable transferred to a holder of the
     aforementioned notes receivable........................     $   235         $     --

     See accompanying notes to consolidated condensed financial statements.

                            MICRO LINEAR CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     (1) Micro Linear Corporation, (the "Company") designs, using both BiCMOS and CMOS technologies, develops and markets analog and mixed signal integrated circuits for a broad range of wired and wireless communications markets that require high integration, system level solutions. The Company sells its products in North America, Asia, and Europe. The Company operates in a single industry segment.

     (2) The accompanying interim financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles and contain all adjustments (consisting of normal recurring adjustments) to fairly present the financial information included. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     (3) Fiscal years 2000 and 1999 were comprised of 52 weeks. The first 9 months of fiscal year 2000 and 1999 were comprised of 39 weeks. The third quarter of fiscal years 2000 and 1999 were comprised of 13 weeks. The third quarter of 2000 ended on October 1, 2000. For presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

     (4) Supplemental Financial Information:

     Inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Raw materials......................................      $ --            $   39
Work-in-process....................................       182             4,190
Finished goods.....................................       296             1,688
                                                         ----            ------
                                                         $478            $5,917
                                                         ====            ======

     Property, plant and equipment consist of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Land...............................................     $ 2,850         $ 2,850
Buildings and improvements.........................       9,984           9,984
Machinery and equipment............................      15,338          36,762
                                                        -------         -------
                                                         28,172          49,596
Accumulated depreciation and amortization..........      16,332          29,910
                                                        -------         -------
Net property, plant and equipment..................     $11,840         $19,686
                                                        =======         =======

     On September 8, 2000 the Company completed the sale of certain assets, primarily related to its power management, bus interface, and video product lines to Fairchild Semiconductor Corporation, for $11 million in cash. After recording the expenses of the transaction, the Company recognized a pre-tax gain of approximately $225,000. Approximately 30 of the Company's employees were hired by Fairchild in connection with this sale. The net book value of the inventory and other assets related to the business sold to Fairchild totaled approximately $10.3 million. The Company's ongoing product lines consist of its networking and wireless products.

                            MICRO LINEAR CORPORATION

     In April 2000 the Company sold certain test equipment with an aggregate net book value of approximately $5.9 million to Artest Corporation and incurred a loss associated with the sale of approximately $145,000. The Company and Artest also signed a three year agreement with the Company providing a lease of certain office space to Artest for $22,000 per month, and subcontracting to Artest certain test functions that were previously performed by the Company. Artest also hired approximately 60 of the Company's employees.

     (5) The Company's provision for tax on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the third quarter is a provision of 181%, compared to a benefit of (64%) for the same period in 1999. The higher effective rate in the third quarter of 2000 is due to the recording of a valuation allowance related to recent changes in the business, increases in expected future development expenses and the Company's inability to carryback the current losses against taxable income from 1997 and 1998.

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax provision (benefit) was 181% for the third quarter of 2000 and 0% for the nine months ended September 30, 2000 compared to (64%) and (64%) for the same periods of 1999, respectively. The effective tax rate is impacted by the Company's ability to project its profitability levels in future years.

     (6) From January 1996 through March 31, 1999 when the program was terminated, the Company had repurchased 2,696,900 shares of its common stock for a total cost of $20.2 million.

     (7) Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding and giving effect of issuable shares upon conversion of debt during the respective periods.

     Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented below (in thousands except per share data):

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------------------------
                                                   2000                                   1999
                                   ------------------------------------   ------------------------------------
                                                                  PER-                                   PER-
                                      LOSS          SHARES       SHARE      INCOME         SHARES       SHARE
                                   (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                   -----------   -------------   ------   -----------   -------------   ------
Basic Loss Per Share:
  Net loss available to common
    stockholders.................    $(3,810)       11,705       $(0.33)     $(357)        11,014       $(0.03)
                                     =======                     ======      =====                      ======
  Effect of dilutive securities:
    Stock options................                       --                                     --
Diluted Loss Per Share:
  Net loss available to common
    stockholders assuming
    dilution.....................    $(3,810)       11,705       $(0.33)     $(357)        11,014       $(0.03)
                                     =======        ======       ======      =====         ======       ======

                            MICRO LINEAR CORPORATION

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------------------------------------
                                                   2000                                   1999
                                   ------------------------------------   ------------------------------------
                                                                  PER-                                   PER-
                                      LOSS          SHARES       SHARE      INCOME         SHARES       SHARE
                                   (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                   -----------   -------------   ------   -----------   -------------   ------
Basic Loss Per Share:
Net loss available to common
  stockholders...................    $(8,365)       11,483       $(0.73)     $(672)        10,976       $(0.06)
                                     =======                     ======      =====                      ======
  Effect of dilutive securities:
    Stock options................                       --                                     --
Diluted Loss Per Share:
  Net loss available to common
    stockholders assuming
    dilution.....................    $(8,365)       11,483       $(0.73)     $(672)        10,976       $(0.06)
                                     =======        ======       ======      =====         ======       ======

     Options to purchase 2,749,080 shares of common stock were outstanding as of September 30, 2000, but were not reflected in the computations of diluted earnings per share because of an anti-dilutive impact.

     (8) During the three month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB no. 25 and is being amortized over the related vesting period. Compensation expense of $187,500 was recorded for the three months ended September 30, 2000.

     (9) In December 1999, the Securities and Exchange Commission (the "Staff") released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") and provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Staff believes that revenue is generally realizable and earned when all the following criteria are met: (1) Persuasive evidence of an arrangement exists; (2) Delivery has occurred or services have been rendered; (3) The seller's price to the buyer is fixed or determinable and; (4) Collectibility is reasonably assured. SAB 101, among many other areas, emphasizes that registrants should carefully analyze all factors, including trends in historical data, which may affect the registrant's ability to make reasonable and reliable estimates of product returns. The Company will be required to implement SAB 101 in the first quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on its reported consolidated condensed financial condition or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). This interpretation clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination." This project does not address issues relating to the accounting for stock based compensation under SFAS No. 123, "Accounting for Stock Based Compensation." FIN 44 is effective July 1, 2000; however, certain transactions (i.e., repricing of stock options) that occurred after December 15, 1998 are subject to this interpretation. To the extent that this interpretation covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its reported consolidated condensed financial condition or results of operations.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative

                            MICRO LINEAR CORPORATION
instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. FAS 133 was updated by the issuance of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferred of the Effective Date of FAS No. 133" and is effective for the Company in fiscal 2001. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated condensed financial condition or results of operations.

     (10) A discussion of certain pending legal proceedings is included in Item 1 of Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 2000. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

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

OVERVIEW

     Micro Linear designs and markets analog and mixed signal integrated circuits for a broad range of wired and wireless communications markets that require high-integration, system-level solutions. Products for wired networks include physical interface (PHY) devices and controllers providing 10Mbps and 100Mbps signal conversion between twisted pair copper and fiber optic Ethernet technologies targeted at both residential and corporate enterprise applications. In late 1999, the Company introduced its first two RF Transceiver chip sets including a 900MHz Low IF single-chip transceiver and a two-chip 2.4GHZ IEEE802.11 compliant transceiver. The Company's wireless products are designed into digital cordless telephones and other wireless consumer products, as well as wireless local area networks for residential, small office/home office, and corporate enterprise applications. The Company plans to continue to expand its development efforts in the area of total silicon solutions including Transceivers and Baseband Controllers for broadband wireless local area network applications. Both BiCMOS and CMOS process technologies are currently utilized in designs of the Company's communications products.

     Sales of communications products, including local area networking and telecommunications, constitute a majority of the Company's revenues. This line of business is characterized by established and intense competition, rapidly decreasing selling prices, and rapid technological change.

     Since 1997, the Company had operated with excess in-house manufacturing capacity and a need for new and additional test platforms to support recently introduced products. In an attempt to achieve more competitive product test costs, on April 28, 2000 the Company sold to Artest Corporation its entire internal test operation, including certain test equipment with an aggregate net book value of approximately $5.9 million. In connection with that sale, Artest hired approximately 60 employees, and the Company signed an agreement to lease to Artest certain office space for approximately $22,000 per month. Also in connection with that sale, the Company and Artest entered into a three-year agreement that provides that the Company will subcontract to Artest certain test functions which were previously performed internally. The Company incurred a loss associated with the sale of this equipment of approximately $145,000. The Company is obligated to pay retention bonuses to Artest for the benefit of transferred employees based on the length of their employment with Artest up to a period of twelve months. The Company believes that these agreements with Artest Corporation will result in a gradual lowering of manufacturing costs over the term of the operating agreement.

     During the June 2000 quarter the Company reorganized its product development organization. The Company's small design activity in Livingston, Scotland was closed, and UK design activities were consolidated in the Company's Cambridge, England design center. Additionally, in order to expand product development capabilities beyond RF transceiver design to complete silicon solutions, the Company opened and staffed a new design center in Salt Lake City, Utah to focus on the development of wireless network system architecture and baseband processor design. By the end of the third quarter of 2000 the Salt Lake City design center staff had increased to 18 employees.

     In September 2000, the Company sold its power management, bus interface, and video product lines to Fairchild Semiconductor Corporation, for $11 million in cash. The Company's ongoing product lines consist of its networking and wireless products. Approximately 30 of the Company's employees were hired by Fairchild in connection with this sale. The net book value of the inventory and other assets related to the business sold to Fairchild, totaled approximately $10.3 million. After recording the expenses of the transaction, the Company recognized a pre-tax gain of approximately $225,000.

RESULTS OF OPERATIONS

  Net Revenues

     Net revenues for the third quarter of 2000 were $10.3 million compared to net revenues of $11.7 million reported for the second quarter of 2000, and $12.1 million in net revenue for the comparable third quarter of 1999. The decline in net revenue from last quarter and from the comparable third quarter of 1999 was due to the sale of the power management, bus interface, and video product lines to Fairchild Semiconductor during the quarter. Net revenues for the nine months ended September of 2000 were $33.4 million, compared to net revenues of $34.3 million for the first nine months of 1999. The decrease in net revenue compared to the first nine months of 1999 was again due to the sale of product lines to Fairchild Semiconductor. Revenues and cost of goods sold for sales to distributors are deferred by the Company until the Company is notified of product sales to end-users.

  Gross Margin

     Gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, product yields and the mix of sales to OEMs and to distributors.

     The Company's gross margin was $4.4 million or 42.5% of net revenue in the third quarter of 2000, down from a $6.1 million gross margin or 52.4% of net revenue, in the second quarter of 2000, and a gross margin of $6.3 million or 51.9% of net revenue in the third quarter of 1999. The gross margin was lower in the third quarter of 2000 compared to both the prior quarter and the comparable quarter of 1999 due to the lower revenue volume resulting from the sale of product lines to Fairchild, margin pressure on the product lines that were sold, and fixed elements of manufacturing overhead. For the nine months ending September 2000, the company's gross margin was $16.5 million or 49.5% of net revenue, compared to $17.2 million or 50.1% of net revenue in the nine months ending September of 1999.

     The Company currently purchases its wafers from four wafer suppliers. A substantial majority of the Company's wafer supply is obtained from three wafer suppliers. The Company's products are tested, assembled and packaged by four vendors. Any delays or interruptions due to such factors as inadequate capacity or unavailable raw materials in the Company's wafer suppliers, or lack of capacity at its test subcontractors or assembly vendors could materially and adversely affect product shipments. The Company purchases nearly all of its BiCMOS wafers from two wafer foundries, the majority of which are supplied by one wafer foundry in Taiwan. Although both wafer foundries are qualified to supply the Company with BiCMOS wafers, the Company's short-term BiCMOS wafer supply could be materially and adversely affected if the wafer foundry in Taiwan is unable to meet the Company's wafer supply requirements.

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

     Research and development expenses were $3.7 million for the third quarter of 2000 or 35.7% of net revenues, compared to $3.2 million or 27.1% of net revenues for the second quarter of 2000 and $3.6 million, or 29.8% of net revenues, for the third quarter of 1999. The increase in research and development expenses from the prior quarter is primarily attributable to increased engineering headcount due to the staffing of the Company's design facility in Salt Lake City. Research and development expenses were $10.1 million for the first nine months of 2000 or 30.3% of net revenues, compared to $10.5 million or 30.5% of net revenues for first nine months of 1999.

     During the three month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB No. 25 and is being amortized over the related vesting period. Compensation expense of $187,500 was included in research and development expense during the three month period ended September 30, 2000.

  Selling, General and Administrative

     Selling, general and administrative expenses were $2.5 million for the third quarter of 2000 or 24% of net revenues, slightly below the $2.7 million, or 23.1% of net revenues, in the second quarter of 2000, and also below the $2.6 million or 21.2% of net revenues in the comparable third quarter of 1999. Selling, general and administrative expenses were $7.8 million for the first nine months of 2000 or 23.3% of net revenues, compared to $8.1 million or 23.8% of net revenues for first nine months of 1999.

  Legal Settlement and Related Costs

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, against the Company in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty,
(3) breach of implied warranty merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment, (6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June, 2000. The Company incurred $8.1 million in legal settlement and related costs during the second quarter of 2000, primarily in connection with the settlement of the Accton Technology Corporation complaint.

  Interest and Other Income and Interest Expense

     Interest and other income and interest expense was $0.4 million for the third quarter of 2000, including $0.2 million in gain on sale of product lines to Fairchild. During the prior second quarter, and the comparable third quarter of 1999, interest and other income and interest expense was $0.3 million.

  Provision for Income Taxes

     The Company's provision for tax on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the third quarter is a provision of 181%, compared to a benefit of (64%) for the same period in 1999. The higher effective rate in the third quarter of 2000 is due to the recording of a valuation allowance related due to recent changes in the business, increases in expected future development expenses and the Company's inability to carryback the current losses against taxable income from 1997 and 1998.

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax provision (benefit) was 181% for the third quarter of 2000 and 0% for the nine months ended September 30, 2000 compared to (64%) and (64%) for the same periods of 1999, respectively. The effective tax rate is impacted by the Company's ability to project its profitability levels in future years.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth and cash needs largely through income from operations, borrowings, proceeds from its initial public stock offering in October 1994, and the sale of certain assets and test equipment.

     Net cash used in operating activities was $8.7 million in the first nine months of 2000 as compared to cash provided by operating activities of $2.5 million in the first nine months of 1999. The decrease in cash provided by operating activities was primarily attributable to a legal settlement and costs of $8.1 and an increase in inventory levels of $3.2 million.

     Net cash provided by investing activities was $21.0 million in the first nine months of 2000 as compared to cash used in investing activities of $2.9 million in the first nine months of 1999. The net cash provided by investing activities in the first nine months resulted primarily from the sale of certain assets and test equipment to Artest Corporation and Fairchild Semiconductor Corporation in two separate transactions, which provided cash proceeds of approximately $12.3 million, and the sale of short-term investments of $11.9 million, offset by capital expenditures during the related period.

     Net cash provided by financing activities was $3.2 million in the first nine months of 2000 as compared to cash used in financing activities of $1.2 million in the first nine months of 1999. Net cash provided by financing activities in the first nine months of 2000 was primarily due proceeds from the issuance of common stock, offset by the net decrease in borrowings.

     The Company anticipates that its existing cash resources will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including the Company's access to advanced process technologies, the timing and extent of process development costs, the Company's ability to introduce new products on a timely basis, the volume and timing of orders received, market acceptance of the Company's and its customers' products, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, the timing and extent of research and development expenses, the availability and cost of wafers from outside foundries, fluctuations in manufacturing yields, competitive pricing pressures and cyclical semiconductor industry conditions. A majority of the Company's net revenues are derived from sales of a limited number of products. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. Competitive pricing pressures are expected to continue in the future, and may have a material adverse effect on the Company's gross margin. The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis which would materially and adversely affect the Company's business, financial condition and results of operations.

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

     The Company's product development activities have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage any future growth effectively will require it to integrate its new employees into its overall operations, to continue to improve its operational, financial and management systems and to attract, train, motivate and manage its employees successfully. If the Company's management is unable to manage growth effectively, the Company's business and results of operations could be materially and adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer is seeking monetary damages and an injunction against such alleged patent violation. The Company has denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998. The court subsequently issued a claim construction opinion that is favorable to Micro Linear. The court also required additional briefing from Pioneer. The final claim construction hearing took place on July 19, 1999. The court issued a claim construction order favorable to Micro Linear. The parties filed a stipulated judgement of non-infringement, which has resulted in a termination of the district court action against Micro Linear. Pioneer appealed, disputing the Court's claim construction. The appeal was heard on October 5, 2000, however the Appellate Court's decision may not be issued for several months. There can be no assurance that this matter will be resolved in the Company's favor or that an unfavorable resolution would not materially adversely effect the Company's financial condition or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27.1  Financial Data Schedule

     (b) Reports on Form 8-K

     Current report on Form 8-K filed September 20, 2000 describing the sale of the Company's power management, bus interface, and video product lines to Fairchild Semiconductor Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICRO LINEAR CORPORATION

                                          By:     /s/ MICHAEL SCHRADLE
                                            ------------------------------------
                                                      Michael Schradle
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
27.1      Financial Data Schedule