Form 10-K405
period 2000-12-31
MICRO LINEAR CORP /CA/
filed 2001-03-30
CIK 875359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

             2092 CONCOURSE DRIVE
             SAN JOSE, CALIFORNIA                                  95131
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 433-5200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY PERSONS OTHER THAN THOSE WHO MAY BE DEEMED AFFILIATES OF THE COMPANY, AS OF FEBRUARY 2, 2001, WAS APPROXIMATELY $32,425,608. SHARES OF COMMON STOCK HELD BY EACH EXECUTIVE OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY UNDER CERTAIN CIRCUMSTANCES BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF EXECUTIVE OFFICER OR AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF FEBRUARY 2, 2001 WAS 11,894,010.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held May 23, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     11

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     12
Item 6.   Selected Consolidated Financial Data........................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     14
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     28
Item 8.   Financial Statements and Supplementary Data.................     29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     53

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     54
Item 11.  Executive Compensation......................................     54
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     54
Item 13.  Certain Relationships and Related Transactions..............     54

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     54
SIGNATURES............................................................     56

                                     PART I

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based upon information available to the Company on the date hereof, or, in the case of documents incorporated by reference, the date hereof and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect Future Operating Results."

ITEM 1. BUSINESS

     Micro Linear Corporation ("Micro Linear" or the "Company") supplies integrated circuits for a number of applications in the communications market. These products are used by customers to create advanced solutions to high-speed networks supporting broadband digital voice, data, or video transmission in the enterprise, small office/home office (SOHO), and home markets. The Company sells its products to original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products. Benefits to customers using the Company's products include low cost, high performance, high reliability, low external component count, and small circuit board space.

     At the beginning of 2000, the Company sold a broad line of analog and mixed signal integrated circuits into a number of different market segments. The products included power management, video filters, data acquisition, bus interface, wired networking and wireless transceivers. Fabrication of all devices was outsourced to many different foundries worldwide. Testing of all semiconductor wafers was completed by Micro Linear in San Jose prior to devices being assembled off shore and then returned to Micro Linear in San Jose for final test of the assembled devices. All products were proprietary and each individual product line competed with a number of larger companies for high volume, low cost applications. Competitors had much larger catalogs of product types, larger development organizations, more intellectual property, lower manufacturing costs, and larger sales and distribution organizations. Average selling prices and gross margins for most of the Company's products were forecast to decrease annually and lower product margins.

     Since 1997, the Company had operated with excess in-house manufacturing capacity and a requirement for new test platforms to support recently introduced products. In an attempt to achieve more competitive product test costs, in April 2000, the Company sold its entire internal test operation, including certain test equipment with an aggregate net book value of approximately $5.9 million, to Artest Corporation ("Artest"). In connection with that sale, the Company transferred approximately 60 employees to Artest and signed an agreement to lease to Artest certain office space for approximately $22,000 per month. Also in connection with the sale, the Company and Artest entered into a three-year agreement under which the Company will subcontract to Artest certain test functions which were previously performed internally. The Company incurred a loss associated with the sale of this equipment of approximately $145,000. The Company is obligated to pay retention bonuses to Artest for the benefit of transferred employees based on the length of their employment with Artest up to a period of twelve months. The Company believes that these agreements with Artest Corporation will result in a gradual lowering of manufacturing costs over the term of the operating agreement

     During the June 2000 quarter the Company reorganized its product development organization. The Company's small design center in Livingston, Scotland was closed, and wireless RF transceiver design for the consumer market segment was consolidated in the Company's Cambridge, England design center. Additionally, in order to expand product development capabilities beyond RF transceiver design to include complete silicon solutions and the required embedded support software, the Company opened and staffed a new design center in Salt Lake City, to focus on the development of wireless network system architecture and baseband processor design. By the end of the 2000 fiscal year the Salt Lake City design center staff had increased to 23 employees.

     In September 2000, the Company sold its power management, bus interface, and video product lines to Fairchild Semiconductor Corporation ("Fairchild"), for $11 million in cash. The Company's ongoing product lines consist of its wired networking and wireless products. Approximately 30 of the Company's employees were hired by Fairchild in connection with this sale. The net book value of the inventory and other assets related to the business sold to Fairchild, and assets no longer deemed necessary following the completion of the Company's transition to focus on wireless and networking products, totaled approximately $10.3 million. After recording the expenses of the transaction, the Company recognized a pre-tax gain of approximately $225,000.

MARKETS AND PRODUCTS

     The principal markets for Micro Linear products now include:

  High Speed Data Networking

     Local Area Networks (LAN) are typically configured between large computers, servers, desktop personal computers, switches, repeaters, and routers with all nodes communicating using the Ethernet networking protocol. Ethernet standards exist for 10Mbps, 100Mbps, and 1000Mbps transmission rates and for twisted pair copper, coaxial, and fiber media. A different technology and integrated circuit, called a Physical Interface (PHY), is required for each standard and each media. The PHY detects and conditions low level, high speed signals from the transmission media for subsequent processing by a computing or communications system. For lower system cost, PHYs are also available that autonegotiate to detect either 10Mbps or 100Mbps transmissions interspersed on the same media eliminating the need for dedicated media for each transmission speed. 1000Mbps Ethernet technology is now available and networks are initially being deployed between large computers and switches in network backbones.

     The optical fiber and PHY technology differ for 10Mbps and 100Mbps network standards. To reduce system and fiber deployment costs, a new standard is under development that would use the same fiber and lower cost circuitry for 100Mbps networks that is currently used for 10Mbps networks. The Company believes that the new 100BASE-SX fiber standard will gain market acceptance in the future.

     There are many network configurations in which optical fiber and twisted pair copper media meet and require a media converter to translate signals between the two. Examples in the corporate enterprise LAN include connecting copper inside buildings to fiber between buildings. Examples in the home include residential gateways that connect optical fiber from the curb delivering broadband multimedia services to copper wiring within the home.

     The Company supplies PHYs for wired or fiber-based high speed networks, including transceivers and media access controllers. These devices support 10Mbps Ethernet twisted pair copper 10BASE-T or fiber 10BASE-FL and 100Mbps Fast Ethernet for twisted pair copper 100BASE-TX or fiber 10BASE-FX and

100BASE-SX standards. Proprietary circuits are also supplied for signal conversion between 10Mbps 10BASE-T twisted pair copper media and 10BASE-FL fiber media; 100Mbps 100BASE-TX twisted pair copper media and both 100BASE-FX and 100BASE-SX fiber media.

     Most of the Company's wired Ethernet networking products have been available to the market for more than two years and the total sales of all wired networking products represent only a small fractional share of the total available market. The Company does not believe that it has products or technology currently in development that would change its market position in this segment in the future.

  Wireless Networks

     Wireless applications represent one of the fastest growing segments of the communications market. The major benefits of wireless access include user mobility, lower cost infrastructure, and no need for new or replacement wiring to reconfigure networks and offices in the enterprise or to add high speed networking to the home environment. The wireless market segments the Company currently participates in include Local Area Networks, Consumer, and Industrial.

     Wireless Local Area Networks are configured in the corporate enterprise, the small office/home office (SOHO), and the home. In the office environment of an enterprise or SOHO, a notebook computer enabled with a wireless LAN network interface card (NIC) provides secure access to the corporate information database, email, product training or other data without being tethered to the wired corporate network. In the home segment, wireless networks will enable the distribution of broadband multimedia video, voice and data anywhere within the home without new wires from the point of delivery by outside cable, satellite, or fiber. Currently, wireless home networks installed by early adopters have only the bandwidth to deliver low data rates appropriate for applications such as email among computers and printers.

     The three market enablers for aggressive growth of wireless local area networks have been identified as a widely accepted industry standard communication protocol, lower node and access point costs, and higher data rates. The Company believes that the IEEE802.11 standard is most likely to gain acceptance over competitive developing standards for wireless local area networks in all three environments. Advances in semiconductor technology and device architecture have enabled significant reductions in integrated circuit costs for this application sufficient to meet the required price points for deployment within the enterprise. Wired Ethernet networks in the enterprise now support 100Mbps typically with 1000Mbps networks emerging while 10Mbps Ethernet wired networks are common within the home segment. Wireless LANs in the 2.4GHz ISM frequency band supporting IEEE802.11b compatibility today deliver 11Mpbs maximum transmission rates with much lower average rates. Wireless products operating within the 2.4GHz ISM band also encounter possible interference within the crowded spectrum from home appliances, emerging Bluetooth enabled devices, and other networking standards. Delivery, in the future, of multiple channels of high definition television, data to multiple personal computers, and voice within the home from a residential gateway connected to an external broadband source will require data transmission rates of 100Mbps by wireless home networks. Compatibility with wired performance in the enterprise and the requirement to distribute broadband multimedia voice, video and data within the home have created a wireless bandwidth gap between the available 10Mbps products and the 100Mbps application requirements. Operation within the unlicensed 5GHz ISM frequency band will provide the bandwidth to achieve 100Mbps and higher data rates while encountering fewer interfering radios.

     In January 2000, Micro Linear introduced its first two RF transceiver chip sets. The first chip set is targeted at wireless local area networks and supports the IEEE802.11 standard delivering 2Mbps data rates sufficient for low cost networks transmitting data between multiple personal computers and other peripherals within the home. Many applications are satisfied with this robust, multimode network solution with a price point much lower than that of current IEEE802.11b 10Mbps solutions.

     During 2000, the Company expanded its core competency in wireless technology for local area networks by investing in development of a total system architecture, 5GHz radio design, new and additional modulation/demodulation technology, digital baseband processor architecture and design, and embedded software development. The Company also made investments in software and tools to support advanced silicon design methodologies targeted at reducing time to market and improving the likelihood of first silicon success.

     Consumer appetite for wireless products exemplified by digital cordless telephones, wireless video game controllers and remote entertainment controllers, personal communicators, and cordless headsets is also growing. Benefits of wireless in these applications include mobility, low cost, and increased range of operation compared to wired or tethered products. These applications have created a demand for highly integrated wireless solutions that will meet consumer price points by reducing manufacturing costs, dissipating very little power, and delivering high data rates over an increased range of operation within the unlicensed frequency bands. Highly integrated radios are quickly replacing radios currently designed with a large number of discrete components. The highly integrated solution reduces manufacturing cost, reduces board space, dissipates less power which increases battery life, simplifies the manufacturing process, and increases reliability in most portable products.

     Micro Linear introduced a second RF transceiver chip set in January 2000 targeted at digital cordless telephone and other wireless applications operating in the 900Mhz band. This product provides a very highly integrated solution, which requires minimal external support components, includes self-aligning filters that simplify the customer's manufacturing process, and can be programmed to support greater than 200Kbps data rates as a direct sequence spread spectrum radio over ranges exceeding 0.5 kilometer. The Company has also delivered working samples of a 2.4GHz RF transceiver using the same architecture and technology as the 900Mhz device. Both devices have secured design wins at a leading supplier of digital cordless telephones to the US market and are expected to be in volume production during the 2001 calendar year.

STRATEGY

     The Company's objective is to become a leading supplier of broadband wireless silicon solutions to the communications market. A number of strategic initiatives are being developed to achieve this objective.

     - Target the high performance segment of wireless communication market segments with competitive highly integrated solutions. The Company's initial wireless products, introduced in 2000, provide only RF transceiver solutions, requiring customers to provide an application specific baseband controller circuit to program the radio's operating modes and format data for the application. The Company will utilize and expand upon its RF transceiver technology to provide complete silicon solutions that include RF transceivers, baseband controllers, and the embedded software required to reduce customer's time to market experience.

     - Develop an extensible system architecture and technology for targeted market segments that allow the Company's new products to be competitive at the time of introduction and allow rapid introduction of subsequent generations of products maintaining a defensible competitive position in the target markets. The Company will utilize recently acquired advanced integrated circuit design methodologies and advanced silicon process technologies available from leading industry foundries to achieve performance objectives required by customers while increasing the probability that new products will meet first silicon success.

     - Develop early strategic relationships with leading suppliers of communications systems and personal computers. The Company believes its products will be accepted by multiple customers in its target market segments and that the success of its products will be accelerated if leading suppliers are aware of the new product development status and are ready to undertake a complete evaluation of these products as soon as they are available.

     - Participate in the development of new industry standard communication protocols where necessary to increase the market acceptance of the Company's future products. The Company believes that participation in these groups is necessary to reduce the time to market for customers systems products that must provide compliance with these emerging industry standards. Participation in these industry standard committees also provides the opportunity to develop and expand strategic relationships with customers.

     - Leverage the Company's volume manufacturing and test experience derived from production of current generation RF transceivers. The Company believes that its current successful design, manufacture, and test of both 900MHz and 2.4GHz RF transceivers in very high volume quantities provides a competitive advantage that can only be duplicated by companies with similar experience.

SALES AND DISTRIBUTION

     Micro Linear targets high growth markets by designing its products into the electronic systems of systems manufacturers within the networking and wireless markets. The Company seeks to achieve design wins by focusing its sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by the Company's direct sales managers, who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell the Company's products directly to customers and are assisted by the Company's field applications engineers and internal applications engineering group. The Company has three regional field sales offices in North America, one in Asia and one in Europe.

     During 2000, the Company sold its products in North America through 18 independent sales representative organizations and two distributors. In 2000, sales through the Company's domestic distributors represented approximately 29% of net revenues, compared to 29% and 22% in 1999 and 1998, respectively. The Company defers recognition of revenue and gross margin derived from sales to distributors until such distributors resell the Company's products to their customers. In addition, the Company offers its domestic distributors product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory, which is typical in the semiconductor industry.

     Outside of the United States, the Company's products are sold directly to international customers through 21 independent international sales representatives and distributors, which accounted for approximately 47%, 42% and 42% of the Company's net revenues in 2000, 1999 and 1998, respectively. The Company expects international sales to continue to represent a significant portion of product sales. On a portion of the Company's sales to international distributors, the Company offers product return privileges and, in the event the Company lowers the prices of its products, price protection on unsold inventory. The Company defers revenue from this portion of shipments to international distributors until such distributors notify the Company of product sales to their customers.

     A relatively small number of customers have accounted for a significant portion of the Company's net revenues in each of the past several years. During 2000, 1999 and 1998; the Company's top ten customers, excluding domestic distributors, accounted for approximately 51%, 51% and 40% of net revenues, respectively.

During 2000, Insight Electronics accounted for 10% or more of the Company's net revenues. During 1999, Insight Electronics, Lucent Technologies and Allied Telesyn International each accounted for 10% or more of the Company's revenue. During 1998, Insight Electronics and Maxisum, Ltd each accounted for 10% or more of the Company's revenue.

     A substantial majority of the Company's net revenues are derived from sales of products for the computer networking market. Sales of the Company's products to network equipment manufacturers accounted for approximately 41%, 47% and 57% of the Company's net revenues in 2000, 1999 and 1998, respectively. Sales of one of the Company's computer products represented 8%, 13% and 10% of the Company's net revenues during 2000, 1999 and 1998, respectively. The computer network equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and consolidation in the last few years. The Company expects revenues from the computer networking market to decrease in future years due to increased competition and the maturation of the Company's product offerings.

BACKLOG

     At December 31, 2000, the Company's backlog was approximately $4.8 million, for networking and wireless, as compared to approximately $11.9 million at December 31, 1999. This decrease in backlog was the result of the sale to Fairchild of the Company's power management, bus interface, and video product lines, combined with the general maturation and end-of-life of the Company's networking products. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and their delivery schedules are frequently revised by customers to reflect changes in such customers' needs.

TECHNOLOGY

     Micro Linear's proprietary technology depends on the advanced analog, mixed signal and digital circuit design skills of its design engineers. The Company utilizes advanced analog, digital and mixed signal system and circuit design and simulation methodologies with extensive test coverage to assure functionality and performance of final products. The Company has assembled teams of highly skilled analog, mixed signal, digital, and software development engineers with significant design experience who are supported by a team of systems engineers, applications engineers, product engineers and test engineers who perform various support functions and allow the designers to focus on the core elements of the design. As a result of performance demands and the complexity of combining analog, mixed signal, and digital circuits in a system design, the process is a multi-disciplinary effort, requiring substantial systems-level expertise, including knowledge of particular formats, industry protocol standards and architectural constraints associated with a variety of targeted end-user applications. The Company also utilizes standard electronic design automation software to perform the schematic capture, simulation, design rule checks and layout verification of its circuit.

  Process Technologies

     The Company seeks to employ the most appropriate process technology for a given application. Process technologies used by the company for current products include large geometry Bipolar, CMOS and BiCMOS processes. Process technologies used to implement new products in development include small geometry silicon-germanium (SiGe) for broadband RF transceivers and small geometry CMOS for digital basebands and low cost transceivers for the consumer market.

     Bipolar. The Company previously used Bipolar technology for networking, and power management applications such as transceivers, switched-mode power management circuits and DC to DC converters to manage offline power. While a very small portion of the Company's production continues to utilize Bipolar processes after the sale to Fairchild, no new product developments were undertaken during 2000 using this process and no new design activity is anticipated in the future using this process.

     CMOS. The Company is developing new products using low cost, small geometry, standard CMOS processes available from leading industry foundries to achieve low cost highly integrated analog solutions for wireless consumer products and for high density digital baseband controllers for broadband wireless local area network applications.

     BiCMOS. The Company is now in volume production on a 0.8 micron BiCMOS process primarily for its initial wireless RF transceiver chip set. The Company is in very high volume production of both 900MHz and 2.4GHz RF transceivers and will soon begin production of a media converter utilizing a 0.6 micron BiCMOS technology provided by a leading industry foundry.

     The Company believes the successful introduction of new products using BiCMOS, SiGe and advanced CMOS technologies will be critical to its future success. The Company expects future BiCMOS, SiGE, and advanced CMOS circuit designs to be developed as full custom layouts.

MANUFACTURING

     The Company utilizes outside foundries for all of its wafer requirements. The Company believes that utilizing outside foundries enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. The Company's remaining Bipolar and a portion of the large geometry BiCMOS wafers are manufactured by a foundry located in Japan. A portion of the Company's large geometry BiCMOS wafers are manufactured by a foundry in Taiwan and all of the Company's 0.6 micron BiCMOS wafers are manufactured by a foundry in Singapore.

     The Company purchases completely finished CMOS, BiCMOS and Bipolar wafers, then subcontracts incoming wafer quality tests and specific electrical product testing prior to assembly. Each die on all of the Company's wafers is electrically tested for performance compliance and assembled by subcontractors. During the assembly process, the wafers are separated into individual devices, which are then placed in packages. Following assembly, the packaged units are final tested and final inspected by subcontractors prior to shipment to customers. Extensive electrical testing is individually performed on all circuits, using advanced, automated test equipment capable of high volume production to ensure that the circuits satisfy specified performance levels.

RESEARCH AND DEVELOPMENT

     Micro Linear believes that it is essential to define, design, develop and introduce new products offering technological innovations in order to take advantage of market opportunities and to compete successfully. The Company is currently engaged in the development of new products in a number of applications in the communications and computer markets. The Company's product development strategy is focused on highly integrated products providing increased levels of performance and functionality. The Company's development efforts are focused on the design of products based on certain foundry proprietary processes. To develop value-added products for specific market categories, the Company must continue to obtain and develop extensive knowledge regarding its customers' systems. This "systems knowledge" is acquired through technical interactions and strategic relationships with the Company's customers and potential customers in its targeted market categories. To this end, the Company has assembled a team of experienced design engineers in a variety of disciplines, including design, systems, product, test, applications and marketing.

     In 2000, 1999 and 1998, the Company spent approximately $13.5 million, $13.8 million and $11.9 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

COMPETITION

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The Communications segment of the semiconductor industry is very competitive, and many semiconductor companies presently compete, or could compete, in one or more of the Company's target markets. Many of the Company's current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources than the Company. In addition, many of the Company's competitors maintain their own wafer fabrication facilities, which provide them with a competitive advantage. The Company's principal competitors are National Semiconductor Corporation, Conexant, Broadcom Corporation, and Level One (a subsidiary of Intel Corporation).

     The Company believes that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors. The Company believes that, by virtue of its communication application knowledge and design expertise coupled with a rigorous design methodology, it can compete favorably in the areas of rapid new product introduction, product innovation, quality, reliability and performance, but it may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

PATENTS AND LICENSES

     The Company's success depends, in part, on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products, procedures, development tools and testing tools. To that end, the Company owns certain patents and intends to continue to seek patents on its inventions when appropriate. Specifically, the Company owns two U.S. patents, has two U.S. patent applications that are allowed but not yet issued and has an additional ten patent applications pending in the U.S. Patent and Trademark Office. For nine of the pending U.S. patent applications, the Company has filed treaty-based applications to preserve its foreign patent rights. The Company's issued patents will expire in July 2015 and March 2016. Through a sale of a portion of its patent assets to Fairchild Semiconductor Corporation, the Company maintains a royalty free license to 48 U.S. patents, two U.S. patent applications that are allowed but not yet issued and five U.S. patent applications. The license also extends to three foreign patents and one foreign patent application. The Company believes that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, the Company depends primarily on the technical competence and creativity of its technical workforce.

     The Company currently does not have any third parties that have been granted license rights to manufacture and sell any of its products. The Company has no current plans to grant product licenses with respect to any products; however, the Company may find it necessary to enter into product licenses in the future in order, among other things, to secure foundry capacity. The Company has granted nontransferable, limited process licenses to each of its foundries to utilize the Company's proprietary processes to manufacture and sell wafers to other customers.

EMPLOYEES

     As of December 31, 2000, the Company had 94 full-time employees, 25 of whom were engaged in manufacturing (including test development, quality and materials functions), 38 in research and development, 18 in marketing, applications and sales, and 13 in finance and administration. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of December 31, 2000 are as follows:

              NAME                AGE                             POSITION
              ----                ---                             --------
David L. Gellatly...............  57    Chairman of the Board, Chief Executive Officer and President
Ronald Bell.....................  58    Senior Vice President, Engineering
David Neubauer..................  58    Vice President, Sales
Kurt Dobson.....................  50    Vice President, Engineering
Michael Schradle................  55    Vice President, Finance and Chief Financial Officer

     Mr. Gellatly joined the Company in January 1999 as Chief Executive Officer and President. From 1982 to January 1999, he was the Principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor, Cyrix, Intel, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Corporation for five years where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly has been a director of Micro Linear since December 1997. Mr. Gellatly received his BS and MSEE from the University of Minnesota.

     Mr. Bell joined the Company in April 1999 as Senior Vice President of Engineering. He brought to the Company more than thirty years of R&D management experience in computer architecture, communications, and semiconductor development. Prior to joining the Company, Mr. Bell was CEO of Equator Technologies from 1997 to 1999, and Vice President and General Manager of LSI Logic from 1995 to 1997. Prior to joining LSI Logic, Mr. Bell was Vice President and Chief Technology Officer for the Computer Systems Group of the Unisys Corporation. Mr. Bell received his BSEE and MSCS from the University of Utah.

     Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. Mr. Neubauer previously served as Director of Worldwide Sales Development at Sun Microsystems, Inc. where he had worked for six years. Prior to that, he was Director of Asia-Pacific Sales at Integrated Device Technology. Mr. Neubauer also spent fifteen years at Intel Corporation, serving as Strategic Accounts Manager and other sales management positions. Mr. Neubauer received his B.A. degree in Physics from the University of Texas, Austin.

     Mr. Dobson joined the Company in April 2000 as Vice President of Engineering at the Company's Design Center in Salt Lake City. Mr. Dobson has 25 years of experience serving in executive and management positions with high-technology companies. From 1999 until joining the Company, Mr. Dobson was Vice President of Advanced Development at Aware Corporation. From 1997 to 1999, he served as Vice President,

Advanced Development at 3COM Corporation, a position he also held at US Robotics Corporation from 1996 to 1997, and at Megahertz Corporation from 1993 to 1996. Mr. Dobson received his BSEE/BSCS from the University of Utah.

     Mr. Schradle joined the Company in July 2000 as Chief Financial Officer. Mr. Schradle has 25 years of experience serving in various financial executive and management positions with high technology companies including Intel Corporation, Daisy Systems, and Raychem Corporation. From 1998 to 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., and from 1993 to 1998 he was a consultant with David Powell, Inc., providing interim chief financial officer support for high technology companies. Mr. Schradle received his B.S. degree in Physics from Stanford University, and his M.S. in Engineering and MBA from UCLA.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

ITEM 2. PROPERTIES

     The Company's headquarters, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet, 16,000 square feet of which is leased to a tenant. This property was acquired by the Company in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in September 1999 with a $3.0 million note payable over five years with principal amortized on a ten-year basis. The Company leases engineering development center offices in Salt Lake City, Utah, and Cambridge, England. Micro Linear plans to expand the size of its engineering facility in Salt Lake City, and expects that space will be available on reasonable terms. The Company believes its other existing facilities are adequate to meet its current requirements.

ITEM 3. LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000, and on January 23, 2001, the Court of Appeals issued an opinion affirming the District Court's Judgment. To date, no further appeal has been taken by Pioneer, although the time period has not run during which Pioneer could petition for certiorari to the Supreme Court.

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

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) Market Information

     The following table sets forth the high and low closing prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the symbol "MLIN."

                              COMMON STOCK PRICES

                                                            HIGH             LOW
                                                            -----           -----
Quarter ended December 31, 2000...........................  $ 4 7/8         $2 1/16
Quarter ended September 30, 2000..........................  $ 7 7/16        $4 3/16
Quarter ended June 30, 2000...............................  $ 8 1/4         $4 15/16
Quarter ended March 31, 2000..............................  $12 1/8         $7 1/8
Quarter ended December 31, 1999...........................  $ 9             $4 3/16
Quarter ended September 30, 1999..........................  $ 5 1/2         $3 5/8
Quarter ended June 30, 1999...............................  $ 4 1/16        $2 13/16
Quarter ended March 31, 1999..............................  $ 5 15/16       $3 13/16

Possible Volatility of Stock Prices

     The market prices of securities issued by technology companies, including the Company, have been volatile. The securities of many technology companies have experienced extreme price and volume fluctuations, which have often been not necessarily related to the companies' respective operation performances. Quarter to quarter variations in operation results, changes in earnings estimates by analysts, announcements of technological innovations or new products, announcements of major contract awards, events involving other companies in the industry and other events or factors may have a significant impact on the market price of the Company's Common Stock.

     (b) Approximate Number of Common Equity Security Holders

                                                           APPROXIMATE NUMBER OF
                                                              RECORD HOLDERS
               TITLE OF CLASS                            (AS OF DECEMBER 31, 2000)
               --------------                            -------------------------
       Common Stock, $0.001 Par Value                             223(1)

---------------
(1) The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

     (c) Dividends

     The Company has not paid dividends on its capital stock in the last five years and has no current plans to do so.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the five-year period ended December 31, 2000, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues..................................  $ 37,699   $46,645   $47,801   $65,759   $54,057
  Gross margin..................................  $ 18,372   $23,615   $23,781   $34,205   $32,152
  Income from operations........................  $(13,266)  $(2,502)  $   187   $ 9,894   $ 9,390
  Net income....................................  $(11,786)  $  (444)  $   944   $ 7,010   $ 6,703
  Net income per share
  Basic.........................................  $  (1.01)  $ (0.04)  $  0.08   $  0.59   $  0.54
  Diluted.......................................  $  (1.01)  $ (0.04)  $  0.08   $  0.54   $  0.51
Weighted average shares used in per share
  computations
  Basic.........................................    11,635    10,999    11,560    11,822    12,320
  Diluted.......................................    11,635    10,999    11,970    12,979    13,241

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...............................  $ 38,110   $39,006   $35,216   $39,922   $38,796
  Total assets..................................  $ 62,580   $69,131   $69,559   $72,025   $69,032
  Long-term obligations, less current portion...  $  2,547   $ 2,755   $     0   $ 2,805   $ 2,972
  Stockholders' equity..........................  $ 48,008   $55,703   $56,809   $59,321   $58,269

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview

     Micro Linear was founded in 1983. Until 2000, the Company was a supplier of advanced analog and mixed signal integrated circuits to the computer, communication, telecommunications, consumer and industrial markets. The company supplied integrated circuits for a variety of applications, including local area networks, video, telecommunications, power and battery management, motor control, and data acquisition. The Company utilized a number of different Bipolar, BiCMOS, and CMOS silicon process technologies in the design of these products and a number of different silicon foundries for their manufacture.

     The Company divested its manufacturing test operation and its non-communication product lines during 2000 and focused its engineering and product development on new communications products, in particular, broadband wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, the Company is developing highly integrated, high performance RF transceivers, baseband processors, and embedded software for a number of emerging and established broadband wireless market applications. The Company is currently a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market, and expects the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

     In recent years, sales of the Company's communications products have constituted a majority of revenues. Specifically, these products represented 48%, 53%, and 64% of net revenues for 2000, 1999, and 1998 respectively. A substantial portion of the Company's net revenues is derived from the sales of products for application in local area networks. Specifically, these products represented 41% of the Company's net revenue in 2000 including 4 of the Company's top selling products that accounted for 24% of the revenues for the same period.

     The Company recognizes revenue of product shipped directly to OEM customers at the time of shipment. The Company defers recognition of revenues and gross margin from sales of its products to authorized distributors until the distributor resells the product to its customers. In 2000, sales through authorized domestic distributors represented 29% of net revenues and total international sales represented 47% of net revenues.

     The Company's key customers have placed and could continue to place large orders on an irregular basis causing quarterly revenues to change significantly. During 2000, the Company's top ten OEM customers accounted for approximately 51% of net revenues. The reduction, delay, or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company expects that a current customer of its wireless products could account for a disproportionately large percentage of future revenues, and any reduction, delay or cancellation of orders from this customer for any reason would have a material and adverse affect on the Company.

     The Company's gross margin has been affected and may continue to be affected by a number of contributing factors including, but not limited to, the age of products in their respective life cycles, competitors pricing strategies, manufacturing efficiencies, material and outside contractor costs, availability of new products, customer acceptance of new products, and acceptance of the Company's customers new products by their respective customers. The Company's current product strategy is to develop and introduce new products with increased value added to its customers with the intention to increase the resulting gross margin.

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   51.3     49.4     50.2
                                                              -----    -----    -----
  Gross margin..............................................   48.7     50.6     49.8
Operating expenses:
  Research and development..................................   35.9     29.7     24.9
  Selling, general and administrative.......................   26.6     22.3     24.5
  Legal settlement and related cost.........................   21.4      4.0      0.0
                                                              -----    -----    -----
          Total operating expenses..........................   83.9     56.0     49.4
                                                              -----    -----    -----
Income (loss) from operations...............................  (35.2)    (5.4)     0.4
Interest income, net........................................    4.1      2.7      2.7
                                                              -----    -----    -----
Income (loss) before provision for taxes....................  (31.1)    (2.7)     3.1
Provision (benefits) for taxes..............................    0.2     (1.7)     1.1
                                                              -----    -----    -----
Net income (loss)...........................................  (31.3)%   (1.0)%    2.0%
                                                              =====    =====    =====

  Net Revenues

     Net revenues were $37.7 million for 2000, $46.6 million for 1999 and $47.8 million for 1998. Net revenues in 2000 decreased 19% from net revenues in 1999, and net revenues in 1999 decreased 3% from net revenues in 1998. The main reason for the decline in revenue from 1999 to 2000 was the sale of the Company's power management, bus interface, and video product lines to Fairchild Semiconductor Corporation in September, 2000, combined with downward-trending networking revenue caused by maturation of the Company's networking products. Going forward, the Company will retain its networking and wireless products as it refocuses its business on broadband wireless local area network products. Revenues of the Company's networking products for 2000 totaled $15.3 million, or 41% of net revenues, compared to $22.1 million, or 47% of net revenues for 1999 and $27.5 million, or 57% of net revenues for 1998.

     International revenues for 2000 totaled $17.6 million, or 47% of net revenues, compared to $19.5 million, or 42% of net revenues, for 1999, and $20.2 million, or 42% of net revenues, for 1998. Domestic distributor revenues were approximately 29% of net revenues for 2000, compared to 29% for 1999 and 22% for 1998.

  Gross Margin

     The Company's gross margin is affected by the volume of product sales, price, product mix, manufacturing utilization, and product yields. Gross margin is periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     Gross margin decreased slightly to 49% in 2000 from 51% in 1999 as the result of fixed overheads being spread over a smaller revenue base, and lower sales volume of the Company's higher-margin networking products. The increase in the gross margin from 50% in 1998 to 51% in 1999 was attributable to manufacturing efficiencies and product mix.

  Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of new products. In addition, research and development expenses include test development and prototype assembly costs associated with new product development. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

     Research and development expenses were $13.5 million for 2000, or 36% of net revenues, compared to $13.8 million, or 30% of net revenues, in 1999, and $11.9 million, or 25% of net revenues, in 1998. The Company believes that continued high levels of new product development are critical to its future success. Because of continued investment in broadband wireless networking products, research and development expenses are anticipated to remain high, and possibly increase, as both a percentage of net revenue, and in absolute dollars.

  Selling, General and Administrative

     Selling, general and administrative expenses were $10.0 million for 2000, or 27% of net revenues, compared to $10.4 million, or 22% of net revenues, in 1999, and $11.7 million, or 24% of net revenues, in 1998. The decrease of $0.4 million, or 4%, in 2000 compared to 1999, is primarily attributable to lower staffing offset by higher consulting and legal fees. The decrease in 1999, compared to 1998, is primarily attributable to lower headcount, patent and advertising costs.

  Legal Settlement and Related Costs

     The financial results in fiscal 2000 include a pre-tax charge of $8.1 million for legal costs, including a $7.0 million out of court settlement of a legal claim filed against the Company in December 1998 by Accton Technology Corporation. The financial results in fiscal 1999 include a pre-tax charge of $1.9 million associated with the settlement of a legal claim.

  Interest and Other Income and Interest Expense

     Interest and other income was $2.1 million for 2000, $1.5 million for 1999 and $1.6 million for 1998. Interest income is affected by changes in the Company's cash balances as well as prevailing interest rates. Interest expense was $0.5 million in 2000, $0.2 million in 1999, and $0.3 million in 1998.

  Provision for Income Taxes

     The Company's effective tax rate was 0.5% for 2000, negative 64% for 1999 and 36% for 1998. The 0.5% effective rate for 2000 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in tax years 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $8.0 million in fiscal year 2000. Net cash provided by operations was $6.0 million and $11.4 million in fiscal years 1999 and 1998, respectively. The decrease in operating cash flows in 2000 compared to 1999 was primarily due to the higher net loss, increases in inventories and other current assets, partially offset by a decrease in accounts receivable and accrued expenses. The decrease in cash provided by operating activities in 1999 compared to 1998 was primarily attributable to a net loss, decreases in accrued expenses, and increases in accounts receivable, offset to some degree by a decrease in inventories and an increase in accounts payable.

     Net cash provided by investing activities was $15.0 million in fiscal year 2000. Net cash used in investing activities was $4.3 million and $6.4 million in fiscal years 1999 and 1998, respectively. In April 2000, the Company signed an agreement with Artest Corporation to sell its test operations to Artest. The test equipment sold to Artest Corporation had a net book value of approximately $5.9 million. The Company incurred a loss associated with the sale of this equipment of approximately $145,000. The increase in cash provided by investing activities in 2000 compared to 1999 was primarily attributable to this sale of assets to Artest Corporation, the sales of assets and equipment to Fairchild Semiconductor Corporation, and net proceeds from the sale of short-term investments. The decrease in cash used in investing activities in 1999 compared to 1998 was due to decreased capital expenditures and net purchases of short-term investments.

     Net cash provided by financing activities was $3.3 million in fiscal year 2000. Net cash used in financing activities was $674,000 and $3.8 million in fiscal years 1999 and 1998, respectively. The increase in cash provided by financing activities in 2000 compared to 1999 was due to an increase in the proceeds from issuance of common stock under the Company's stock option and stock purchase plans. The decrease in cash used in financing activities in 1999 compared to 1998 is primarily attributable to the decrease in the purchase of treasury stock during the year. From January 1996 through the end of 1999, the Company repurchased 2,696,900 shares of its common stock at an aggregate cost of $20.2 million. The Company terminated this share repurchase program at the end of the first quarter of 1999.

     Working capital was $38.1 million at December 31, 2000, which includes cash and cash equivalents of $17.7 million and short-term investments of $18.1 million.

     The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next twelve months. The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In future periods, Micro Linear Corporation's business, financial condition and results of operations may be affected by many factors, including, but not limited to, the following:

 The Company's operating results are likely to fluctuate significantly, and may fail to meet or exceed the expectations of securities analysts or investors, causing the Company's stock price to decline.

     The Company's operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of the Company's control. Some of the factors that may cause these fluctuations include:

     - the level and timing of capital spending of Micro Linear's customers, both in the U.S. and in foreign markets;

     - changes in market demand, including seasonality and cyclicality;

     - the timing, amount, cancellation or rescheduling delivery of customer orders;

     - fluctuations in manufacturing yields;

     - the timing of revenue from contracts which may span several quarters;

     - competitive market conditions;

     - new product introductions by competitors or by the Company;

     - market acceptance of new or existing products;

     - the cost and availability of wafers, other components and testing services;

     - the mix of the Company's products sold;

     - economic conditions specific to the analog and mixed signal circuit industries, and general economic conditions;

     - ability to hire and retain qualified technical and other personnel;

     - development of new industry standard communication protocols; and

     - availability and performance of advanced silicon process technologies from foundry sources.

     As a result of all these factors, the Company's operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of the Company's common stock would likely decline.

 The markets in which the Company operates are intensely competitive, and many competitors are larger and more established.

     The markets for the Company's products are characterized by intense competition and decreasing selling prices, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. Competitors include significantly larger corporations such as National Semiconductor Corporation, Conexant, Broadcom Corporation and Level One (a subsidiary of Intel Corporation). Additional competition could come from new entrants in these markets. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than

Micro Linear. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the broadband wireless local area network market for longer than the Company has and therefore have more long-standing and established relationships with domestic and foreign customers. The Company may not be able to compete successfully in the future and competition may harm Micro Linear's business.

     The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market in recent years. The Company expects its dependency on sales to network equipment manufacturers to continue into 2001. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

     While foreign companies, particularly Japanese companies, have not traditionally focused on the high performance analog and mixed signal markets, they have the financial and technical resources to participate effectively in these markets, and there can be no assurance that they will not do so in the future. Because the Company does not currently manufacture its own semiconductor wafers, it is also vulnerable to process technology advances utilized by competitors to manufacture products offering higher performance and lower cost. Accordingly, the Company believes it is disadvantaged in comparison to larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities. In addition, all of the Company's products are generally sole-sourced to its customers, and the Company's operating results could be adversely affected if its customers were to develop other sources for the Company's products. There can be no assurance that the Company will compete successfully with new or existing competitors in the future.

 The market for broadband wireless local area network applications is relatively immature and characterized by rapid technological change.

     The broadband wireless local area network market on which the Company is now focused remains relatively immature, and is characterized by rapidly changing technology, frequent product introductions and evolving industry standards, making it difficult to accurately predict the market's future growth rates, sizes or technological directions. In view of the evolving nature of this market, it is possible that suppliers of broadband wireless local area networking products will decide to adopt alternative standards or technologies that are incompatible with the Company's current or future products. If the Company is unable to design, develop, manufacture and sell products that incorporate or are compatible with these new standards or technologies, future business will suffer.

 The Company needs to develop and introduce new and enhanced products in a timely manner to remain competitive.

     Broadband wireless local area networking markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, the Company must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, the Company may not be able to successfully develop or introduce these products, if the Company's products:

     - do not meet performance or other objective specified parameters;

     - are not cost effective;

     - are not brought to market in a timely manner;

     - are not in accordance with existing or evolving industry standards; or

     - fail to achieve market acceptance.

     The development of these new circuits is highly complex, and from time to time, the Company has experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including proper new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achieving acceptable manufacturing yields and market acceptance of the Company's and its customers' products. There can be no assurance that the Company will be able to adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely manner, or that such products will achieve market acceptance. In addition, there can be no assurance that the products manufactured by the Company's customers incorporating the Company's products will be introduced in a timely manner or that such products will achieve market acceptance. The Company's failure to develop and introduce new products successfully would materially and adversely affect its business and operating results.

     In addition, to successfully develop and market our planned broadband wireless local area network products, the Company will be required to retain and attract new personnel with engineering design experience and expertise. Competition for qualified personnel is intense. The Company may not be successful in retaining and attracting qualified personnel.

     Also, to successfully develop and market certain of our planned products, the Company may be required to enter into technology development or licensing agreements with third parties. The Company cannot be assured that it will be able to enter into any necessary technology development or licensing agreements on acceptable terms or at all. The failure to enter into technology development or licensing agreements when necessary could limit he Company's ability to develop and market new products and, accordingly, could materially and adversely affect business and operating results.

     In addition, customers typically take a long time to evaluate the Company's new products. It usually takes from 3 to 6 months or more to test new products, and an additional 3 to 12 months or more before customers commence significant production of products incorporating the Company's products. As a result of this lengthy sales cycle, the Company may experience a lengthy delay between increased research and product development and the generation of higher revenues, if any, from new products. Delays inherent in such a long sales cycle raise additional risks of customer decisions to cancel or change their product plans, which could result in the loss of anticipated sales. The Company's business, financial condition, and results of operations could suffer if customers reduce or delay orders, or choose not to release products incorporating the Company's products.

 The Company needs to effectively manage the realignment of its business.

     As a result of the sale of the Company's power management, bus interface, and video product lines to Fairchild in September 2000, the Company's products and markets have narrowed over previous years. This will have a material and adverse effect on the Company's near-term future revenues. The change in the focus of the Company's business to broadband wireless local area networks following the sale of its test operations to Artest Corporation and its power management, bus interface and video product lines to Fairchild Semiconductor Corporation has placed, and is expected to continue to place, a significant strain on personnel, management and other resources, including financial reserves. While realigning the Company's business, revenue will be lower than in prior years, and the Company anticipates it will operate at a loss. The Company's ability to manage its business effectively in the future, including any future growth, will require the successful attraction, training, motivation and management of new employees, the integration of new employees into the Company's overall operations, and the retention of key employees, as well as the continual improvement in the Company's operational, financial and management systems. If the Company fails to manage future growth effectively, its future business could suffer.

 The Company is currently operating at a loss, and consuming cash. Despite this, the Company needs to continue to invest heavily in product development, and may increase its spending.

     Successful engineering development and market penetration in the product areas the Company has chosen will require continued high levels of engineering and product development expense. The Company is currently operating below break-even, and is consuming cash for operations, capital spending and working capital. The Company's networking products are reaching maturity and revenue from this product line is expected to decline, adversely affecting the Company's operating results. While the Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next twelve months, and there can be no assurance that the Company will achieve its goal of revenue growth, profits, and positive cash flow.

 The Company depends on local area network and telecommunications spending for a majority of its revenue and any decrease or delay in spending in these industries would negatively impact future resources, operating results and financial condition.

     Demand for the Company's products in the future will depend on the magnitude and timing of spending by local area network providers and telecommunications equipment suppliers. Spending in these areas is dependent upon a variety of factors, including competitive pressures, discretionary consumer spending patterns, and general economic conditions.

     Recent developments in the general economy and capital markets could result in a slowdown in new orders, cancellations of or holds on existing orders, and reductions in orders received by the Company over prior periods. Because the majority of the Company's revenues have resulted from sales to a relatively few customers, a delay in orders from any one customer could have a material adverse effect on future revenues in a particular quarter.

     Furthermore, in view of the relatively short product life cycles in the computer network equipment and digital cordless telephone markets, the Company's operating results would be materially and adversely affected if one or more of its significant customers were to select circuits manufactured by one of the Company's competitors for inclusion in future product generations. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers or a disruption in the Company's sales and distribution channels could materially and adversely affect the Company's business and operating results.

 The Company's customer base is concentrated and the loss of one or more key customers or distributors would harm future business.

     Historically, a significant majority of the Company's revenues have been attributable to sales to a relatively few customers. Sales to the ten largest customers, excluding domestic distributors in 2000, 1999 and 1998 accounted for approximately 51%, 51% and 40% of net revenues, respectively. Sales to domestic distributors in 2000, 1999 and 1998 accounted for approximately 29%, 29% and 22% of net revenues, respectively, and sales to international distributors in 2000, 1999 and 1998 accounted for approximately 47%, 42% and 42% of net revenues, respectively. The Company anticipates that it will continue to be dependent on a limited number of key customers and distributors for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are all sole-sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply.

     Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

 The Company depends on international sales and is subject to the risks associated with international operations, which may negatively affect profitability.

     Sales to distributors outside of the United States in 2000, 1999 and 1998 represented 47%, 42% and 42% of net revenues, respectively, and the Company expects that international sales will continue to generate a substantial portion of net revenues for the foreseeable future. The Company's international operations are subject to a number of risks, including:

     - changes in foreign government regulations and telecommunications standards;

     - import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

     - delays resulting from difficulty in obtaining export licenses for certain technology;

     - fluctuations in currency exchange rates;

     - difficulty in collecting accounts receivable;

     - the burden of complying with a wide variety of foreign laws, treaties and technical standards;

     - difficulty in staffing and managing foreign operations; and

     - geo-political risks, changes in diplomatic and trade relationships and economic instability.

     While the Company's international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause products to become relatively more expensive to customers in a particular country, and competitors' products denominated in local currencies less expensive, leading to a reduction in sales or profitability in that country. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause the Company to fail to meet the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

  Selling prices typically decrease.

     Average selling prices in the networking and wireless markets have rapidly declined due to many factors, including rapidly changing technologies, price-performance enhancements, product introductions by competitors, price pressure from significant customers, product maturity and obsolescence, and other reasons. The decline in the average selling prices of the Company's products may cause substantial fluctuations in our operating results. The Company continues to develop and market new products that incorporate features which add value and sell at higher prices. Failure to deliver new products with increased value would result in a decline in both revenues and margins, harming the Company's business, financial condition, and results of operations.

 The Company faces product return, product liability, and product defect risks.

     Complex products such as those designed by the Company frequently contain errors, defects, and bugs when first introduced or as new versions are released. These errors, defects and bugs could be discovered after the Company begins to ship products, despite thorough testing by the Company, contracted test houses, and customers. The Company has discovered such errors, defects, and bugs in the past. The Company would have to expend significant resources to remedy these problems. Delivery of products with these defects, or with reliability, quality or compatibility problems could adversely affect market acceptance of the Company's products. This could damage the Company's reputation and harm its ability to attract and retain customers. Product defects could also cause interruptions, delays or cancellations of sales to customers, as well as claims against the Company by its customers or others.

 The cyclicality of the semiconductor industry may harm the company's business.

     The semiconductor industry has experienced significant downturns and wide fluctuations in supply and demand in the past. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This has caused significant variances in product demand, production capacity, and aggravated selling price declines. This cyclicality in the future could harm the Company's business, financial condition, and results of operations.

 The Company must be able to manage expenses and inventory risks associated with meeting the demand of customers.

     From time to time, the Company receives indications from customers as to their future plans and requirements to ensure that the Company will be prepared to meet production demand for its products. However, after receiving such indications, there is no guaranty that the Company will ultimately receive purchase orders for its products. The Company must be able to effectively manage expenses and inventory risks associated with meeting potential demand for its products. In addition, failure to meet customers' supply expectations may result in lost business from such customers. If the Company expends resources and purchase materials, or enters into purchase commitments to acquire materials, and manufacture products and such products are not purchased by customers, business and operating results could suffer.

     Design wins, which can often require significant expenditures by the Company without any assurance of success, often precede the generation of volume sales by a year or more. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product and on the extent to which the design of the customer's product accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win, particularly with regard to application specific products, will result in significant future revenues.

 The Company relies on a limited number of outside foundries and test subcontractors in the manufacturing process.

     The Company utilizes outside foundries for all wafer requirements. While the Company believes that utilizing outside foundries enables it to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies, there are significant risks associated with the reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and has worked closely with its foundries to minimize the likelihood of reduced manufacturing yields, foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results, and in the future, foundries may experience lower than expected manufacturing yields, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company depends on foundries in Taiwan and Singapore, which could increase risks associated with political instability in that region.

     The Company purchases wafers from outside foundries pursuant to purchase orders and generally does not have a guaranteed level of wafer capacity or wafer costs at such foundries. Therefore, wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Foundries may not allocate sufficient wafer capacity to the Company to satisfy its total requirements. In addition, the Company is particularly dependent upon a limited number of foundries for its total wafer requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of products. Material disruptions in supply, which have occurred periodically in the past, may occur in the future, and any such disruption could have a material adverse effect on operating results. If such a disruption occurred and the Company was unable to qualify alternative manufacturing sources for existing or new products in a timely manner, or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

     The Company relies almost solely on one outside test service subcontractor to test its products. The Company generally does not have a guaranteed level of test capacity at this subcontractor. Therefore, the test service supplier could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Any sudden demand for an increased amount of testing or sudden reduction or elimination of any existing source of test capacity could result in a material delay in the shipment of the Company's products. Material disruptions in supply, which have occurred periodically in the past, may occur in the future. Any such disruption could have a material adverse effect on operating results. If such a disruption occurs and the Company is unable to qualify alternative testing sources for existing or new products in a timely manner, the Company's business and operating results would be materially and adversely affected.

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

     The Company has granted nontransferable, limited process licenses to some of its foundries to utilize the Company's processes to manufacture and sell wafers to other customers. Although the Company seeks to protect its proprietary technology, particularly its design methodology, there can be no assurance that certain of the Company's foundries will not attempt to reverse engineer the Company's products and manufacture and sell products which compete with those manufactured and sold by the Company.

 The manufacturing processes the Company's foundries and subcontractors employ use hazardous chemicals.

     Certain of the Company's wafer suppliers, and its test and assembly contractors, are subject to a variety of U.S. and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing process. The failure by the Company's suppliers or subcontractors to comply with present or future environmental regulations could result in fines, suspension of production or cessation of operations. Such regulations could also require the Company's suppliers or subcontractors to acquire equipment or to incur other substantial expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company's suppliers or subcontractors, product costs could significantly increase, thus materially and adversely affecting the Company's results of operations. Additionally, the Company is subject to a variety of governmental regulations relating to its operations, such as environmental, labor and export control regulations. While the Company believes it has obtained all permits necessary to conduct its business, the failure to comply with present and future regulations could result in fines being imposed on the Company or suspension or cessation of operations. Any failure by the Company or its suppliers or subcontractors to control the use of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities, and could have a material adverse effect on the Company's business and operating results.

 Competition for qualified personnel is intense, and the company may not be successful in attracting and retaining personnel.

     The Company's future success will depend, to a significant extent, on the ability of management to operate effectively, both individually and as a group. The Company depends on its ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified technical and other personnel is intense, particularly in the San Francisco Bay Area, and the Company may not be successful in attracting and retaining such personnel.

     Competitors and others have in the past and may in the future attempt to recruit the Company's employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the Company generally does not have employment contracts or non-competition agreements with any of its personnel. The loss of the services of any of key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical personnel could negatively affect the Company's business.

 The Company's failure to adequately protect proprietary rights may adversely affect future business.

     The Company owns two U.S. patents, has two U.S. patent applications that are allowed but not yet issued and has an additional ten patent applications pending in the U.S. Parent and Trademark Office. For nine of the pending U.S. patent applications, the Company has filed treaty-based applications to preserve its foreign patent rights. The Company's issued patents will expire in July 2015 and March 2016. Through a sale of a portion of its assets, the Company maintains a royalty free license to 48 U.S. patents, two U.S. patent applications that are allowed but not yet issued and five U.S. patent applications. The license also extends to three foreign patents and one foreign patent application.

     The Company intends to continue to seek patents on new products. Although the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, there can be no assurance that any patent, trademark, copyright or other intellectual property rights owned by the Company will not be invalidated, circumvented or challenged, or that such intellectual property rights owned by the Company will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages, or that any pending or future patent applications will be issued with the scope of the claims sought by the Company. There is no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents that the

Company owns. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which the Company does business or may do business in the future.

     The Company believes that the future success of its business will depend on its ability to translate the technological expertise and innovation of personnel into new and enhanced products. The Company generally enters into confidentiality or license agreements with its employees, consultants, vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, the Company cannot provide assurance that the steps taken will prevent misappropriation of its technology. In addition, the Company has taken in the past, and may take in the future, legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on financial results, however, a third party could make a valid claim and if a license were not available on commercially reasonable terms, future operating results could be materially and adversely affected. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse affect on future business and operating results.

  The Company could be the target for costly disputes and litigation.

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

  The Company's stock price may be volatile.

     The market price of the Company's common stock has fluctuated significantly in the past, particularly in recent years, and is likely to fluctuate in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. Such fluctuations can result from quarterly variations in operating results, announcements of new products by the Company or competitors, the gain or loss of significant customers, changes in analysts' estimates, short-selling of the Company's common stock, and events affecting other companies that investors deem to be comparable to the Company. Investors may be unable to resell their shares of the Company's common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation.

 The Company's Certificate of Incorporation and Bylaws, Stockholder Rights Plan And Delaware Law contain provisions that could discourage a takeover.

     Provisions of the Company's Amended and Restated Certificate of Incorporation, Bylaws, the 1998 Stockholder Rights Plan and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company's stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     As of December 31, 2000, the Company's investment portfolio consisted of U.S., state and municipal government obligations, corporate obligations and commercial paper of $34.7 million, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). These securities, like all U.S. government obligations and commercial paper, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

FOREIGN CURRENCY EXCHANGE RISK

     The Company's inventory purchase and product sales transactions are almost all denominated in US dollars. The Company has international sales and research and development facilities and is, therefore, subject to foreign currency rate exposure. The Company's foreign currency risks are mitigated principally by maintaining only minimal foreign currency balances. To date, the exposure to the Company related to exchange rate volatility has not been significant. If the foreign currency rates fluctuate by 10% from rates at December 31, 2000, the effect on the Company's financial position and results of operations would not be material. However, there can be no assurance that there will not be a material impact in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
     Report of PricewaterhouseCoopers LLP, Independent
       Accountants...............................................     30
     Consolidated Balance Sheets at December 31, 2000 and 1999...     31
     Consolidated Statements of Operations for the years ended
       December 31, 2000, 1999 and 1998..........................     32
     Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 2000, 1999 and 1998..............     33
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2000, 1999 and 1998..........................     34
     Notes to Consolidated Financial Statements..................     35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 2, 2001

                            MICRO LINEAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 17,664    $  7,381
  Short-term investments....................................    18,100      24,122
  Accounts receivable, net of allowance for doubtful
    accounts of $406 and $589 at December 31, 2000 and 1999,
    respectively............................................       783       5,762
  Inventories...............................................     1,406       5,917
  Deferred tax assets.......................................     4,235       4,222
  Other current assets......................................     7,242       1,583
                                                              --------    --------
    Total current assets....................................    49,430      48,987
Property, plant and equipment, net..........................    10,507      19,686
Other assets:
  Notes receivable..........................................     2,643          --
  Other assets..............................................        --         458
                                                              --------    --------
         Total assets.......................................  $ 62,580    $ 69,131
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,021    $  4,099
  Accrued compensation and benefits.........................     1,857       1,743
  Deferred income on shipments to distributors..............     2,718       3,235
  Accrued commissions.......................................       462         673
  Other accrued liabilities.................................     3,036          20
  Current portion of long-term debt.........................       226         211
                                                              --------    --------
    Total current liabilities...............................    11,320       9,981
                                                              --------    --------
Long-term debt..............................................     2,547       2,755
Deferred tax liabilities....................................       705         692
                                                              --------    --------
         Total liabilities..................................    14,572      13,428
                                                              --------    --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.001 par value; Authorized shares
    5,000,000; None issued..................................        --          --
  Common stock, $.001 par value; Authorized shares
    30,000,000; Issued shares 14,590,910 and 13,818,742 at
    December 31, 2000 and 1999, respectively;
    Outstanding shares 11,894,010 and 11,121,842 at December
     31, 2000 and 1999,
    respectively............................................        15          14
  Additional paid-in capital................................    59,125      55,026
  Notes receivable from stockholders........................       (63)         --
  Retained earnings.........................................     9,159      20,945
  Accumulated other comprehensive loss......................         5         (49)
  Treasury stock, at cost, 2,696,900 shares at December 31,
    2000 and 1999...........................................   (20,233)    (20,233)
                                                              --------    --------
    Total stockholders' equity..............................    48,008      55,703
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $ 62,580    $ 69,131
                                                              ========    ========

        See accompanying notes to the consolidated financial statements.

                            MICRO LINEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Net revenues................................................  $ 37,699    $46,645    $47,801
Cost of revenues............................................    19,327     23,030     24,020
                                                              --------    -------    -------
  Gross margin..............................................    18,372     23,615     23,781
Operating expenses:
  Research and development..................................    13,545     13,832     11,922
  Selling, general and administrative.......................    10,013     10,401     11,672
  Legal settlement and related cost.........................     8,080      1,884         --
                                                              --------    -------    -------
                                                                31,638     26,117     23,594
                                                              --------    -------    -------
  Income (loss) from operations.............................   (13,266)    (2,502)       187
Interest and other income...................................     2,075      1,512      1,550
Interest expense............................................      (530)      (243)      (262)
                                                              --------    -------    -------
  Income (loss) before provision for taxes..................   (11,721)    (1,233)     1,475
Provision (benefits) for taxes..............................        65       (789)       531
                                                              --------    -------    -------
  Net income (loss).........................................  $(11,786)   $  (444)   $   944
                                                              ========    =======    =======

Net Income (Loss) Per Share:
Basic:
  Net income (loss) per share...............................  $  (1.01)   $ (0.04)   $  0.08
                                                              ========    =======    =======
  Weighted average number of shares used in per share
     computation............................................    11,635     10,999     11,560
                                                              ========    =======    =======
Diluted:
  Net income (loss) per share...............................  $  (1.01)   $ (0.04)   $  0.08
                                                              ========    =======    =======
  Weighted average number of shares used in per share
     computation............................................    11,635     10,999     11,970
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  NOTES
                               COMMON STOCK       ADDITIONAL    RECEIVABLE
                            -------------------    PAID-IN         FROM       ACCUMULATED OTHER    RETAINED   TREASURY
                              SHARES     AMOUNT    CAPITAL     SHAREHOLDERS   COMPREHENSIVE LOSS   EARNINGS    STOCK
                            ----------   ------   ----------   ------------   ------------------   --------   --------
BALANCE AT DECEMBER 31,
  1997....................  11,656,003    $13      $52,890         $ --              $ --          $ 20,445   $(14,027)
  Exercise of stock
    options...............     217,847      1          574           --                --                --         --
  Shares purchased under
    employee stock
    purchase plan.........     131,930     --          474           --                --                --         --
  Amortization of deferred
    compensation..........          --     --          187           --                --                --         --
  Purchase of treasury
    stock.................    (901,500)    --           --           --                --                --     (4,692)
  Net income..............          --     --           --           --                --               944         --
                            ----------    ---      -------         ----              ----          --------   --------
BALANCE AT DECEMBER 31,
  1998....................  11,104,280     14       54,125           --                --            21,389    (18,719)
  Exercise of stock
    options...............     245,582     --          484           --                --                --         --
  Shares purchased under
    employee stock
    purchase plan.........      55,380     --          181           --                --                --         --
  Tax benefit of options
    exercised.............          --     --          149           --                --                --         --
  Amortization of deferred
    compensation..........          --     --           87           --                --                --         --
  Purchase of treasury
    stock.................    (283,400)    --                        --                                  --     (1,514)
  Net loss................          --     --           --           --                --              (444)        --
  Unrealized loss on
    short-term
    investments...........          --     --           --           --               (49)               --         --
                            ----------    ---      -------         ----              ----          --------   --------
BALANCE AT DECEMBER 31,
  1999....................  11,121,842     14       55,026           --               (49)           20,945    (20,233)
  Stock options exercised
    under employee stock
    option plans..........     719,110      1        3,339          (63)               --                --         --
  Stock options exercised
    under directors' stock
    option plan...........      33,517     --          120           --                --                --         --
  Shares purchased under
    employee stock
    purchase plan.........      19,541     --           98           --                --                --         --
  Amortization of deferred
    compensation..........          --     --          542           --                --                --         --
  Net loss................          --     --           --           --                --           (11,786)        --
  Unrealized gain (loss)
    on short-term
    investments...........          --     --           --           --                54                --         --
                            ----------    ---      -------         ----              ----          --------   --------
BALANCE AT DECEMBER 31,
  2000....................  11,894,010    $15      $59,125         $(63)             $  5          $  9,159   $(20,233)
                            ==========    ===      =======         ====              ====          ========   ========


                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
BALANCE AT DECEMBER 31,
  1997....................    $ 59,321
  Exercise of stock
    options...............         575
  Shares purchased under
    employee stock
    purchase plan.........         474
  Amortization of deferred
    compensation..........         187
  Purchase of treasury
    stock.................      (4,692)
  Net income..............        _944
                              --------
BALANCE AT DECEMBER 31,
  1998....................      56,809
  Exercise of stock
    options...............         484
  Shares purchased under
    employee stock
    purchase plan.........         181
  Tax benefit of options
    exercised.............         149
  Amortization of deferred
    compensation..........          87
  Purchase of treasury
    stock.................      (1,514)
  Net loss................        (444)
  Unrealized loss on
    short-term
    investments...........         (49)
                              --------
BALANCE AT DECEMBER 31,
  1999....................      55,703
  Stock options exercised
    under employee stock
    option plans..........       3,277
  Stock options exercised
    under directors' stock
    option plan...........         120
  Shares purchased under
    employee stock
    purchase plan.........          98
  Amortization of deferred
    compensation..........         542
  Net loss................     (11,786)
  Unrealized gain (loss)
    on short-term
    investments...........          54
                              --------
BALANCE AT DECEMBER 31,
  2000....................    $ 48,008
                              ========

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Operating activities:
  Net income (loss).........................................  $(11,786)   $   (444)   $    944
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     3,507       4,570       4,477
    Loss (gain) on disposal of property and equipment.......     1,891         (11)         --
    Gain on sale of assets..................................       (80)         --          --
    Unrealized gain (loss) on short-term investments........         5         (49)         --
    Tax effect from employee stock plans....................        --         149          --
    Deferred income tax (benefit) provision, net............        --       1,203        (272)
    Amortization of deferred compensation...................       542          87         187
  Changes in assets and liabilities:
    Accounts receivable.....................................     4,979        (286)      4,891
    Inventories(1)..........................................    (3,735)      1,343         563
    Other current assets and other assets(1)................    (3,636)       (536)        483
    Accounts payable........................................    (1,078)      1,069        (582)
    Accrued compensation, accrued commissions and other
      liabilities(1)........................................     1,901      (1,639)        650
    Deferred income on shipments to distributors............      (517)        496          44
                                                              --------    --------    --------
        Net cash (used in) provided by operating
           activities.......................................    (8,007)      5,952      11,385
Investing activities:
  Purchases of property and equipment.......................    (3,188)     (3,219)     (4,094)
  Proceeds from sale of assets and equipment(1), (2)........    11,775         114          --
  Proceeds from note receivable(2)..........................       330          --          --
  Purchases of short-term investments.......................   (56,218)    (35,313)    (41,584)
  Proceeds from sales and maturities of short-term
    investments.............................................    62,289      34,128      39,300
                                                              --------    --------    --------
        Net cash provided by (used in) investing
           activities.......................................    14,988      (4,290)     (6,378)
Financing activities:
  Principal payments under capital lease obligations and
    debt....................................................      (193)     (2,825)       (181)
  Proceeds from debt refinancing............................        --       3,000          --
  Proceeds from issuance of common stock....................     3,495         665       1,049
  Purchase of treasury stock of the Company.................        --      (1,514)     (4,692)
                                                              --------    --------    --------
        Net cash used in financing activities...............     3,302        (674)     (3,824)
                                                              --------    --------    --------
  Net increase in cash and cash equivalents.................    10,283         988       1,183
  Cash and cash equivalents at beginning of period..........     7,381       6,393       5,210
                                                              --------    --------    --------
  Cash and cash equivalents at end of period................  $ 17,664    $  7,381    $  6,393
                                                              ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    236    $    243    $    285
    Income taxes............................................  $     --    $    261    $  1,409

---------------
(1) Includes the sale of assets to Fairchild Semiconductor Corporation consisting of inventory, property and equipment and other assets in the amounts of $8,246,000, $1,093,000 and $418,000, respectively. The Company also accrued employee expenses related to the sale in the amount of $1,018,000. The Company received cash proceeds of $11,000,000 and recognized a gain on the sale of assets of $225,000.

(2) Includes the sale of property and equipment to Artest Corporation in the amount of $5,956,000. The Company received cash proceeds of $1,000,000 and a note receivable of $4,956,000 on the effective date of the sale. Cash proceeds of $330,000 related to the note receivable has been collected as of December 31, 2000. The Company recognized a loss on the sale of assets of $145,000.

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Micro Linear Corporation (the "Company") designs, develops, and markets integrated circuits for the communications market. The Company's products are used by original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products to create advanced solutions for high speed networks supporting broadband digital voice, data, or video transmission in the enterprise, small office/home office (SOHO), and home markets. The Company sells its products primarily in North America, Asia and Europe. Micro Linear Corporation is headquartered in San Jose, California and has two research centers, one in Salt Lake City, Utah and the other in the United Kingdom. The Company operates in a single industry segment.

  Basis of Presentation

     The Company reports results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2000, 1999 and 1998 ended on December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Fiscal years 2000 and 1999 were comprised of 52 weeks and fiscal year 1998 was comprised of 53 weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year for convenience.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

  Revenue Recognition and Deferred Income

     Revenue from product sales to customers other than sales to distributors are recorded when products are shipped. Sales made to distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors.

  Research and Development

     The Company expenses the cost of research and development as incurred. Research and development expenses principally comprise payroll and related costs and the cost of prototypes.

                            MICRO LINEAR CORPORATION

  Concentration of Credit Risk and Foreign Sales

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

     The Company invests primarily in money market funds and high quality commercial paper instruments. Cash equivalents are maintained with high quality institutions, the composition and maturities of which are regularly monitored by management. The Company's short-term investments at December 31, 2000 consist of mutual funds invested mainly in U.S. Government debt securities. The Company has classified all short-term investments as available-for-sale.

     The Company's sales and purchase transactions are denominated in U.S. dollars. The Company primarily sells its products to original equipment manufacturers and distributors. The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In fiscal 2000, one customer accounted for 23% of net revenues. In fiscal 1999, three customers accounted for 23%, 12% and 10% of net revenues, respectively. In fiscal 1998, two customers accounted for 20% and 11% of net revenues, respectively. In addition, sales to foreign customers represented approximately 45%, 42% and 42% of net revenues for fiscal years 2000, 1999 and 1998, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

  Short-Term Investments

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The Company has classified investments in debt securities as available-for-sale. All available-for-sale securities mature in one year or less. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss). Unrealized gains and losses for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 amounted to $5,000, $(49,000) and $0, respectively. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

                            MICRO LINEAR CORPORATION

  Fair Value of Financial Instruments

     The Company records its financial assets and liabilities in accordance with generally accepted accounting principles. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued liabilities and certain other long-term assets approximate their fair values due to the short maturity of these instruments. The carrying values of the Company's long-term debt at December 31, 2000 and January 2, 2000 approximate fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line basis over the estimated useful lives, generally two to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments and is amortized on a straight line basis over the shorter of the estimated useful life of the related assets or the term of the lease. Repair and maintenance costs are charged to expense as incurred.

     When property and equipment is sold or scrapped, the cost of the asset and the related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss, if any, is included in other income or expense.

  Long-lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which was issued in March 1995. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 2000, the Company wrote down approximately $1,891,000 of impaired long-lived assets consisting of equipment used in the manufacture and test of its products. The write-down of assets is primarily attributable to the sale of the Company's power management, bus interface, and video product lines to Fairchild Semiconductor Corporation in September, 2000 (see note 3). Based on the change in the Company's business model, the Company believes that sustained use of the equipment is unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written-down to their net realizable value.

                            MICRO LINEAR CORPORATION

  Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings (loss) per share gives effect to all dilutive potential common stock outstanding during the period. Diluted earnings (loss) per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding during the respective periods. See Note 5.

  Stock-Based Compensation

     The Company's employee stock option plan is accounted for in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25."

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options are more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

  Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. For all periods presented, the primary differences between the Company's net income (loss) and comprehensive income (loss) arise from unrealized gains and losses on the Company's short-term investments and foreign currency translation adjustments.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivatives and Hedging Activities" which requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all

                            MICRO LINEAR CORPORATION
of the Company's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Company has not entered into any derivative contracts. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have an impact on any of the periods presented.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Opinion 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award; and the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have a material effect on the financial statements.

  Reclassifications

     Certain reclassifications have been made to the fiscal years 1999 and 1998 balances to conform to the fiscal year 2000 presentation.

 2. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Raw materials..............................................  $   25    $   39
Work-in-process............................................     710     4,190
Finished goods.............................................     671     1,688
                                                             ------    ------
Total inventories..........................................  $1,406    $5,917
                                                             ======    ======

     Other current assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Other receivables..........................................  $3,942    $   --
Note receivable -- current portion.........................   1,983        --
Income tax receivable......................................     504        --
Prepaid expenses...........................................     429       483
Interest receivable........................................     310       492
Other current assets.......................................      74       608
                                                             ------    ------
Total other current assets.................................  $7,242    $1,583
                                                             ======    ======

                            MICRO LINEAR CORPORATION

     Property, plant and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Land.....................................................  $ 2,850    $ 2,850
Buildings and improvements...............................    5,445      9,984
Machinery and equipment..................................   12,256     15,695
Assets held for sale.....................................    3,414     21,067
                                                           -------    -------
                                                            23,965     49,596
Accumulated depreciation and amortization................   13,458     29,910
                                                           -------    -------
Net property, plant and equipment........................  $10,507    $19,686
                                                           =======    =======

     Depreciation and amortization expense was $3,507,000 and $4,570,000 in fiscal years 2000 and 1999, respectively.

     Accrued compensation and benefits consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accrued bonus..............................................  $  915    $  270
Accrued vacation payable...................................     415       753
Salaries payable...........................................     414       605
Other accrued compensation and benefits....................     113       115
                                                             ------    ------
Total accrued compensation and benefits....................  $1,857    $1,743
                                                             ======    ======

     Other accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
Other payables..............................................  $2,508    $ --
Customer credits............................................     440      --
Other accrued liabilities...................................      88      20
                                                              ------    ----
Total other accrued liabilities.............................  $3,036    $ 20
                                                              ======    ====

 3. DISPOSITIONS

     In September 2000, the Company completed the sale of certain assets, primarily related to its power management, bus interface and video product lines to Fairchild Semiconductor Corporation ("Fairchild") for approximately $11 million in cash. After recording expenses of the transaction, the Company recognized a pre-tax gain of approximately $225,000. Approximately 30 of the Company's employees were hired by Fairchild in connection with the sale. The net book value of assets sold to Fairchild and liabilities assumed by the Company consisted of inventories, fixed assets, other assets and accrued liabilities in the amounts of $8.2 million, $1.1 million, $418,000 and $1.0 million, respectively. The Company's ongoing product lines consist of its networking and wireless products.

                            MICRO LINEAR CORPORATION

     In connection with this sale, Fairchild contracted with the Company to provide certain services to Fairchild on an interim basis. These services consist primarily of purchasing direct material and subcontract manufacturing services on behalf of Fairchild, and invoicing and collecting from Fairchild's customers. At December 31, 2000, amounts due the Company by Fairchild under this arrangement totaled $3,942,000, and amounts payable to Fairchild for customer collections totaled $2,508,000.

     In April 2000, the Company sold certain test equipment with an aggregate net book value of approximately $5.9 million to Artest Corporation ("Artest") and incurred a loss associated with the sale of approximately $145,000. The Company and Artest also signed a three year agreement with the Company providing a lease of certain office space to Artest for $22,000 per month, and subcontracting to Artest certain test functions that were previously performed by the Company. Approximately 60 of the Company's employee's were hired by Artest in connection with the sale.

 4. LONG-TERM DEBT

     Prior to September 1999, the Company had a note for $3.4 million that bore interest at 9.125% per annum and was secured by a deed of trust on the Company's principal facilities. The note required monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. In September 1999, the Company refinanced this note with a new note of $3,000,000. The new note bears interest at 7.59% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of December 31, 2000 and 1999, $2,773,000 and $2,966,000 were outstanding under the loans. The unpaid principal, due within the next twelve months, has been classified to the current portion of long-term debt in accordance with the maturity date of the promissory note.

 5. NET INCOME (LOSS) PER SHARE

     Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the periods presented below (in thousands except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------
                                                 2000                                   1999
                                 ------------------------------------   ------------------------------------
                                                                PER-                                   PER-
                                    LOSS          SHARES       SHARE       LOSS          SHARES       SHARE
                                 (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                 -----------   -------------   ------   -----------   -------------   ------
Basic Income (Loss) Per Share:
  Net income (loss) available
    to common stockholders....    $(11,786)       11,635       $(1.01)     $(444)        10,999       $(0.04)
                                  ========        ======       ======      =====         ======       ======
Effect of dilutive securities:
  Stock options...............
Diluted Income (Loss) Per
  Share:
  Net income (loss) available
    to common stockholders
    assuming dilution.........    $(11,786)       11,635       $(1.01)     $(444)        10,999       $(0.04)
                                  ========        ======       ======      =====         ======       ======

                                      YEAR ENDED DECEMBER 31,
                                ------------------------------------
                                                1998
                                ------------------------------------
                                                               PER-
                                  INCOME         SHARES       SHARE
                                (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                -----------   -------------   ------
Basic Income (Loss) Per Share:
  Net income (loss) available
    to common stockholders....     $944          11,560       $0.08
                                   ====                       =====
Effect of dilutive securities:
  Stock options...............                      410
                                                 ------
Diluted Income (Loss) Per
  Share:
  Net income (loss) available
    to common stockholders
    assuming dilution.........     $944          11,970       $0.08
                                   ====          ======       =====

                            MICRO LINEAR CORPORATION

     Options to purchase 2,954,675, 3,347,566 and 3,823,992 shares of common stock at weighted average exercise prices of $5.05, $5.10 and $7.55 per share were outstanding during 2000, 1999 and 1998, respectively, but were not included in the respective computation of diluted income (loss) per share because such options were anti-dilutive. These options expire periodically from 2002 through 2010.

 6. STOCKHOLDERS' EQUITY

  Preferred Stock

     The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares compromising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Company designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. No such preferred stock was issued or outstanding anytime during fiscal years 2000, 1999 and 1998.

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

                            MICRO LINEAR CORPORATION

  Stock Option Plans

     The Company adopted the 1983 Incentive Stock Option Plan (the "1983 Plan"), under which employees and consultants had been granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value at the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value at the date of grant, as determined by the Board of Directors. The Company reserved 3,777,837 shares for issuance under the terms of the 1983 Plan. No stock options were granted with an exercise price at less than fair value on the date of grant. The 1983 Plan expired in March 1994.

     In August 1992, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), under which employees and consultants may be granted incentive stock options to purchase shares of the Company's common stock at not less than the fair value on the date of grant or nonstatutory stock options to purchase the Company's common stock at not less than 85% of the fair value on the date of grant, as determined by the Board of Directors. The Company reserved 5,028,605 shares for issuance under the terms of the 1991 Plan. To date, no stock options have been granted with an exercise price at less than the fair value on the date of grant.

     In May 1997, the Board of Directors and stockholders approved an amendment to the Company's 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance thereunder equal to 4% of the Company's fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares so reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively.

     In March 1998, the Company adopted the 1998 Nonstatuatory Stock Option Plan (the "1998 Plan"), under which employees and consultants may be granted nonstatuatory stock options to purchase shares of the Company's common stock. Executive officers may only receive options under the 1998 Plan as an inducement essential to the initial employment with the Company. The Company reserved 600,000 shares for issuance under the terms of the 1998 Plan.

     In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors further amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares.

     Under the 1983, 1991 and 1998 Plans, options are exercisable as determined by the Board of Directors. The Company's standard stock option agreements under the 1983, 1991 and 1998 Plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of these plans provide that options expire up to a maximum of ten years from the date of grant.

                            MICRO LINEAR CORPORATION

     Activity and price information regarding the plans are as follows:

                                                                OUTSTANDING OPTIONS
                                                           ------------------------------
                                             AVAILABLE       NUMBER      WEIGHTED AVERAGE
                                             FOR GRANT     OF SHARES      EXERCISE PRICE
                                             ----------    ----------    ----------------
Balance at December 31, 1997...............     959,130     2,673,319         $6.52
  Options authorized.......................   1,175,885            --            --
  Options granted..........................  (3,522,280)    3,522,280          5.86
  Options exercised........................          --      (217,847)         2.60
  Options canceled.........................   2,445,844    (2,445,844)         8.03
                                             ----------    ----------         -----
Balance at December 31, 1998...............   1,058,579     3,531,908          5.06
  Options authorized.......................     988,720            --            --
  Options granted..........................  (1,060,150)    1,060,150          4.17
  Options exercised........................          --      (245,582)         2.04
  Options canceled.........................   1,111,710    (1,111,710)         5.00
  Options expired..........................     (80,100)           --          1.38
                                             ----------    ----------         -----
Balance at December 31, 1999...............   2,018,759     3,234,766          5.01
  Options authorized.......................     500,000            --            --
  Options granted..........................  (1,982,602)    1,982,602          5.36
  Options exercised........................          --      (719,110)         4.64
  Options canceled.........................   1,730,583    (1,730,583)         5.68
  Options expired..........................        (176)           --          1.24
                                             ----------    ----------         -----
Balance at December 31, 2000...............   2,266,564     2,767,675         $4.94
                                             ==========    ==========

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

     In July 1998, the Board of Directors approved the repricing of stock options granted above $4.75 per share. The repricing did not include stock options granted to any member of the Company's Board of Directors. Prior options granted totaled 2,928,370 shares at prices ranging between $4.75 and $14.06. Employees had the choice of exchanging any stock options granted for new options on a one-for-one basis such that the new options would have an exercise price of $4.75. All of the new options retained the original vesting structure but restarted the vesting period as of July 28, 1998. Compensation expense amounted to $42,000, $87,000 and $187,000 in fiscal years 2000, 1999 and 1998, respectively.

     In June 2000, stock options were granted to three employees with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. Deferred compensation of

                            MICRO LINEAR CORPORATION
approximately $1.5 million was recorded in accordance with APB No. 25 and will be amortized over the related vesting period. Compensation expense amounted to $500,000 in fiscal year 2000.

  Director Stock Option Plan

     The Director Stock Option Plan ("the Director Plan") was adopted in October 1994 and amended in March 1997. Under the Director Plan, the Company has reserved 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

     At their annual meeting in June 1998, the stockholders approved an amendment to the Director Plan, which increased initially from 80,000 to 180,000 the number of shares available for grants.

     At their annual meeting in June 2000, the stockholders approved an amendment to the Director Plan which: 1) increased the shares available for grant from 180,000 to 680,000; 2) increased the option grant to each outside director who subsequently becomes a member of the Board of Directors from 10,000 to 50,000 shares on the date on which such person first becomes an outside director, whether through election by stockholders of the Company or by appointment by the Board of Directors; and 3) increased the option grant, from 7,000 to 10,000 shares, to each outside director upon the director's annual re-election by the Board of Directors, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

     The 50,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter and the 10,000 share grant vests monthly over a twelve-month period, in each case unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

                            MICRO LINEAR CORPORATION

     Option activity under the Directors' Plan is as follows:

                                                                  OPTIONS OUTSTANDING
                                                             -----------------------------
                                                AVAILABLE    NUMBER OF    WEIGHTED AVERAGE
                                                FOR GRANT     SHARES       EXERCISE PRICE
                                                ---------    ---------    ----------------
Balance at December 31, 1997..................    13,800       67,800          $11.41
  Authorized..................................   100,000           --              --
  Granted.....................................   (14,000)      14,000            4.44
                                                --------      -------          ------
Balance at December 31, 1998..................    99,800       81,800           10.22
  Granted.....................................   (31,000)      31,000            3.44
                                                --------      -------          ------
Balance at December 31, 1999..................    68,800      112,800            7.49
  Authorized..................................   500,000           --              --
  Granted.....................................  (145,000)     145,000            7.01
  Exercised...................................        --      (33,517)           3.59
  Cancelled...................................    37,283      (37,283)          13.58
                                                --------      -------          ------
Balance at December 31, 2000..................   461,083      187,000          $ 6.61
                                                ========      =======

     The following table summarizes information about all stock options at December 31, 2000:

                               OPTIONS OUTSTANDING
                    -----------------------------------------
                                       WEIGHTED-                    OPTIONS EXERCISABLE
                                        AVERAGE                 ---------------------------
                        NUMBER         REMAINING    WEIGHTED-       NUMBER        WEIGHTED-
                      OUTSTANDING     CONTRACTUAL    AVERAGE      EXERCISABLE      AVERAGE
     RANGE OF       AT DECEMBER 31,      LIFE       EXERCISE    AT DECEMBER 31,   EXERCISE
  EXERCISE PRICES        2000           (YEARS)       PRICE          2000           PRICE
  ---------------   ---------------   -----------   ---------   ---------------   ---------
  $1.38 - $ 3.44...      540,178          8.82        $2.56          68,859         $3.10
  $3.63 - $ 4.19...       90,000          9.45        $3.94           6,250         $4.00
  $4.38 - $ 4.38...      500,200          8.03        $4.38         250,200         $4.38
  $4.44 - $ 4.94...      535,700          8.85        $4.82          88,164         $4.71
  $5.00 - $ 6.25...      604,680          9.15        $5.82          47,282         $5.52
  $6.38 - $10.75...      683,917          8.46        $7.16         138,161         $7.60
                       ---------                                    -------
                       2,954,675          8.69        $5.05         598,916         $5.11
                       =========                                    =======

  Employee Stock Purchase Plan

     The Company adopted an Employee Stock Purchase Plan (the "1994 Purchase Plan") in October 1994. An aggregate of 455,000 shares of the Company's common stock have been reserved for issuance under the 1994 Purchase Plan. The 1994 Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the 1994 Purchase Plan in fiscal year 1998 was 131,930 shares of common stock with a total purchase price of approximately $475,000. There were no sales under the 1994 Purchase Plan in fiscal years 2000 and 1999. As of December 31, 2000, there were no shares available to purchase under the 1994 Purchase Plan.

                            MICRO LINEAR CORPORATION

     The Company adopted a new Employee Stock Purchase Plan (the "1998 Purchase Plan") in September 1998. An aggregate of 200,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase stock at 85% of its fair market value on specified dates via payroll deductions. Sales under the 1998 Purchase Plan in fiscal years 2000 and 1999 were 19,468 and 55,380 shares of common stock with a total purchase price of approximately $98,000 and $181,000, respectively. Shares available for purchase may be replenished each year. As of December 31, 2000, there were 125,152 shares available to purchase under the 1998 Purchase Plan.

  Pro Forma Net Income (Loss) Per Share

     Disclosure of pro forma net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

                                                      EMPLOYEE STOCK
                                                      PURCHASE PLAN         STOCK OPTION PLANS
                                                   --------------------    --------------------
                                                   2000    1999    1998    2000    1999    1998
                                                   ----    ----    ----    ----    ----    ----
Expected life (in years).......................     0.5     0.5     0.5     3.0     3.1     3.4
Risk-free interest rate........................     5.9%   5.91%   4.70%    5.9%    6.7%    5.1%
Volatility.....................................     .95     .79    1.28     .88     .96     .99
Dividend yield.................................      --      --      --      --      --      --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which significantly differ from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the time to exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2000, 1999 and 1998 were $3.40, $1.50 and $2.13, respectively. The weighted average fair values of options granted under the employee and directors' stock option plans during fiscal years 2000, 1999 and 1998 were $3.76, $2.59, and $4.01, respectively.

                            MICRO LINEAR CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The SFAS 123 method of accounting was not applied to options granted prior to fiscal 1996. The Company's pro forma information is as follows (in thousands, except for net income (loss) per share information):

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net Income (loss):
  As reported........................................  $(11,786)   $  (444)   $   944
  Pro forma..........................................  $(13,146)   $(1,784)   $(1,824)
Net Income (loss) Per Share:
  Basic as reported..................................  $  (1.01)   $ (0.04)   $  0.08
  Diluted as reported................................  $  (1.01)   $ (0.04)   $  0.08
  Pro forma basic....................................  $  (1.13)   $ (0.16)   $ (0.16)
  Pro forma diluted..................................  $  (1.13)   $ (0.16)   $ (0.16)

 7. 401(K) TAX DEFERRED SAVINGS PLAN

     The Company has a 401(k) Tax Deferred Savings Plan (the 401(k) Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $10,500 during 2000. Effective October 27, 1997, the 401(k) Plan was amended whereby the Company began making a discretionary matching contribution up to $80 per pay period to all employees contributing to the 401(k) Plan. Prior to October 27, 1997, the Company made discretionary matching contribution up to $40 per pay period to all employees contributing to the 401(k) Plan. The Company's contribution to the 401(k) Plan was approximately $236,000, $412,000 and $419,000, as of December 31, 2000, 1999 and 1998,
respectively.

 8. INCOME TAXES

     The components of the provisions for income taxes are as follows (in thousands):

                                                                  DECEMBER 31,
                                                            ------------------------
                                                            2000     1999      1998
                                                            ----    -------    -----
Current:
  Federal.................................................  $ --    $(2,062)   $ 778
  State...................................................    --         --     (306)
  Foreign.................................................    65         70       --
                                                            ----    -------    -----
                                                              65     (1,992)     472
Deferred:
  Federal.................................................    --        852       25
  State...................................................    --        351       34
                                                            ----    -------    -----
                                                              --      1,203       59
                                                            ----    -------    -----
Provision for taxes on income.............................  $ 65    $  (789)   $ 531
                                                            ====    =======    =====

                            MICRO LINEAR CORPORATION

     The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for taxes is explained below (in thousands):

                                                                 DECEMBER 31,
                                                           -------------------------
                                                            2000      1999     1998
                                                           -------    -----    -----
Tax at federal statutory rate............................  $(2,974)   $(419)   $ 516
State tax, net of federal benefit........................      (74)     (36)     135
Credits..................................................       --     (277)    (150)
Foreign sales corporation................................       --       --     (114)
Other....................................................      393      (57)     144
Increase in valuation allowance..........................    2,720       --       --
                                                           -------    -----    -----
Provision for taxes......................................  $    65    $(789)   $ 531
                                                           =======    =====    =====

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Deferred tax assets:
  Inventory valuation.......................................  $ 1,406    $2,337
  Deferred revenue..........................................      757     1,250
  Other accruals and reserves...............................      997       564
  Other deferred tax assets.................................       --        71
  NOL carryforwards.........................................    3,795        --
                                                              -------    ------
Total gross deferred tax assets.............................    6,955     4,222
  Less: valuation allowance.................................   (2,720)       --
                                                              -------    ------
Net deferred tax assets.....................................    4,235     4,222
Deferred tax liabilities:
  Other deferred tax liabilities............................     (705)     (692)
                                                              -------    ------
Total gross deferred tax liability..........................     (705)     (692)
                                                              -------    ------
Net deferred tax assets.....................................  $ 3,530    $3,530
                                                              =======    ======

     The Company has established a valuation allowance as management has determined that the realization of these assets is uncertain.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $10 million and $4.5 million, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $286,000 and $321,000 available to offset future tax liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2019 through 2020, if not utilized.

     Under the Tax Reform Act of 1986, the amounts of, and benefits from, the net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the

                            MICRO LINEAR CORPORATION
amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

 9. OPERATIONS BY GEOGRAPHIC REGIONS

     The following is a summary of operations by geographical regions (in thousands):

                                                        FOR EACH OF THE THREE FISCAL YEARS IN
                                                            THE PERIOD ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000           1999          1998
                                                       -----------    ----------    ----------
Net revenues:
  United States......................................   $ 20,695       $27,100       $27,545
  Asia...............................................     11,217        13,865        15,561
  Europe.............................................      4,280         4,466         3,853
  Other..............................................      1,507         1,214           842
                                                        --------       -------       -------
Consolidated.........................................   $ 37,699       $46,645       $47,801
                                                        ========       =======       =======

Income (loss) from operations:
  United States......................................   $(10,932)      $(2,242)      $   108
  Asia...............................................     (1,556)         (179)           60
  Europe.............................................       (571)          (62)           15
  Other..............................................       (207)          (19)            4
                                                        --------       -------       -------
Consolidated.........................................   $(13,266)      $(2,502)      $   187
                                                        ========       =======       =======

                                                             AS OF DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Identifiable assets:
  United States ......................................  $61,452    $67,717    $68,929
  Asia................................................       --         --         --
  Europe..............................................      424        722        515
                                                        -------    -------    -------
Consolidated..........................................  $61,876    $68,439    $69,444
                                                        =======    =======    =======

Capital expenditures:
  United States.......................................  $ 2,960    $ 2,965    $ 3,952
  Asia................................................       --         --         --
  Europe..............................................      228        254        142
                                                        -------    -------    -------
Consolidated..........................................  $ 3,188    $ 3,219    $ 4,094
                                                        =======    =======    =======

Depreciation and amortization:
  United States.......................................  $ 3,347    $ 4,406    $ 4,389
  Asia................................................       --         --         --
  Europe..............................................      160        164         88
                                                        -------    -------    -------
Consolidated..........................................  $ 3,507    $ 4,570    $ 4,477
                                                        =======    =======    =======

                            MICRO LINEAR CORPORATION

10. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     A discussion of certain pending legal proceedings is included in Item 3 of
Part I of the Company's Form 10-K for the fiscal year ended December 31, 2000. The Company intends to contest these actions vigorously; however, there can be no assurance that these matters will be resolved in the Company's favor or that there will not be an adverse effect on the Company's financial position or its results of operations.

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. To date, no further appeal has been taken by Pioneer, although the time period has not run during which Pioneer could petition for certiorari to the Supreme Court.

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

                            MICRO LINEAR CORPORATION

  Lease Commitment

     The Company has various equipment operating leases. The Company's rental expenses under operating leases in the years ended December 31, 2000, 1999 and 1998 totaled approximately $331,000 $146,000 and $147,000, respectively. Future minimum lease payments for all leases are as follows (in thousands):

                        FISCAL YEAR
                        -----------
2001........................................................  $200
2002........................................................    54
2003........................................................    14
2004........................................................    --
2005........................................................    --
Thereafter..................................................    --
                                                              ----
Total minimum lease payments................................  $268
                                                              ====

  Purchase Commitments

     The Company's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2000, foundries had incurred approximately $689,000 of manufacturing expenses on the Company's outstanding purchase orders.

  Selected Quarterly Financial Data (unaudited)

                                                         QUARTERS ENDED IN FISCAL YEAR 1999
                                                   (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 1999         1999          1999             1999
                                               ---------    --------    -------------    ------------
Net revenues.................................   $10,906     $11,270        $12,133         $12,336
Gross margin.................................   $ 5,255     $ 5,654        $ 6,284         $ 6,422
Net (loss) income............................   $   (57)    $  (258)       $  (357)        $   228
Basic earnings (loss) per share..............   $ (0.01)    $ (0.02)       $ (0.03)        $  0.02
Diluted earnings (loss) per share............   $ (0.01)    $ (0.02)       $ (0.03)        $  0.02

                                                         QUARTERS ENDED IN FISCAL YEAR 2000
                                                   (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                                 2000         2000          2000             2000
                                               ---------    --------    -------------    ------------
Net revenues.................................   $11,381     $11,741        $10,311         $ 4,266
Gross margin.................................   $ 6,014     $ 6,148        $ 4,385         $ 1,825
Net (loss) income............................   $   301     $(4,856)       $(3,810)        $(3,421)
Basic earnings (loss) per share..............   $  0.03     $ (0.42)       $ (0.33)        $ (0.29)
Diluted earnings (loss) per share............   $  0.03     $ (0.42)       $ (0.33)        $ (0.29)

                            MICRO LINEAR CORPORATION

                            MICRO LINEAR CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      CHARGED
                                        BALANCE AT    TO COSTS    CHARGED TO                 BALANCE AT
                                        BEGINNING       AND         OTHER       DEDUCTION      END OF
             DESCRIPTIONS               OF PERIOD     EXPENSES     ACCOUNTS        (1)         PERIOD
             ------------               ----------    --------    ----------    ---------    ----------
Year Ended December 31, 1998
  Allowance for doubtful accounts.....     $530         $10          $ 0          $  0          $540
Year Ended December 31, 1999
  Allowance for doubtful accounts.....     $540         $49          $ 0          $  0          $589
Year Ended December 31, 2000
  Allowance for doubtful accounts.....     $589         $60          $ 0          $243          $406

---------------
(1) Charges for uncollectable accounts, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENT. SEE INDEX UNDER ITEM 8.

        2. FINANCIAL STATEMENT SCHEDULES. SEE INDEX UNDER ITEM 8.

        3. EXHIBITS:

            The exhibits, which are filed in this report, are listed in the
            Exhibit Index.

     (b) REPORTS ON FORM 8-K

        The Company filed Form 8-K/A, dated November 20, 2000, amending a Form 8-K originally filed on September 6, 2000, relating to the sale by the Company of its power management, bus interface and video product lines to Fairchild Semiconductor Corporation.

         3. EXHIBITS

     EXHIBIT
      NUMBER                       DESCRIPTION OF DOCUMENT
     -------                       -----------------------
     3.1(2)      Restated Certificate of Incorporation of Registrant.
     3.2(1)      Bylaws of Registrant.
     4.1(1)      Form of Common Stock Certificate.
    10.1(1)      Form of Indemnification Agreement.
    10.2(1)*     1991 Stock Option Plan and form of Stock Option Agreement.
    10.3(1)*     1994 Employee Stock Purchase Plan and form of Subscription
                 Agreement.
    10.4(1)*     1983 Incentive Stock Option Plan and form of Stock Option
                 Agreement.
    10.5(1)*     1994 Director Stock Option Plan and form of Stock Option
                 Agreement.
    10.6(1)**    License and Manufacturing Agreement between New Japan Radio
                 Co., Ltd. and Registrant dated October 1, 1993.
    10.7(1)**    Foundry Services Agreement between Philips Semiconductor and
                 Registrant effective January 27, 1993.
    10.8(1)**    License and Manufacturing Agreement between Taiwan
                 Semiconductor Manufacturing Co. and Registrant dated April
                 24, 1992, as amended.
    10.9(2)      Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
    10.10(3)**   Nonstatutory Stock Option Plan.
    10.11(3)*    1998 Employee Stock Purchase Plan and Form of Subscription
                 Agreement.
    10.12(1)**   License and Manufacturing Agreement between Think-O Electric
                 Company and Registrant dated as of April 1, 1994.
    10.13(4)     Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild semiconductor Corporation and
                 Registrant.
    23.1         Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants

---------------
 * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

 ** Confidential treatment granted as to certain portions of this exhibit.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 33-83546), as amended, filed on September 1, 1994.

(2) Incorporated by reference from the Registrant's Registration Annual Report Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference from the Registrant's Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998.

(4) Incorporated by reference from the Registrant's current report on Form 8-K, dated September 6, 2000, as amended by Form 8-K/A, dated November 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of March, 2001.

                                          MICRO LINEAR CORPORATION

                                          By      /s/ DAVID L. GELLATLY

                                            ------------------------------------
                                                     David L. Gellatly
                                             Chairman, Chief Executive Officer
                                                        and President

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David L. Gellatly as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ DAVID L. GELLATLY                     Chairman, Chief Executive      March 30, 2001
---------------------------------------------------        Officer and President
                 David L. Gellatly                     (Principal Executive Officer)

              /s/ MICHAEL W. SCHRADLE                     Chief Financial Officer       March 30, 2001
---------------------------------------------------      (Principal Financial and
                Michael W. Schradle                         Accounting Officer)

                /s/ JOSEPH D. RIZZI                              Director               March 30, 2001
---------------------------------------------------
                  Joseph D. Rizzi

              /s/ WILLIAM B. POHLMAN                             Director               March 30, 2001
---------------------------------------------------
                William B. Pohlman

             /s/ TIMOTHY A. RICHARDSON                           Director               March 30, 2001
---------------------------------------------------
               Timothy A. Richardson

               /s/ JAMES J. HARRISON                             Director               March 30, 2001
---------------------------------------------------
                 James J. Harrison

                               INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                        DESCRIPTION OF DOCUMENT
     -------                        -----------------------
     3.1(2)       Restated Certificate of Incorporation of Registrant.
     3.2(1)       Bylaws of Registrant.
     4.1(1)       Form of Common Stock Certificate.
    10.1(1)       Form of Indemnification Agreement.
    10.2(1)*      1991 Stock Option Plan and form of Stock Option Agreement.
    10.3(1)*      1994 Employee Stock Purchase Plan and form of Subscription
                  Agreement.
    10.4(1)*      1983 Incentive Stock Option Plan and form of Stock Option
                  Agreement.
    10.5(1)*      1994 Director Stock Option Plan and form of Stock Option
                  Agreement.
    10.6(1)**     License and Manufacturing Agreement between New Japan Radio
                  Co., Ltd. and Registrant dated October 1, 1993.
    10.7(1)**     Foundry Services Agreement between Philips Semiconductor and
                  Registrant effective January 27, 1993.
    10.8(1)**     License and Manufacturing Agreement between Taiwan
                  Semiconductor Manufacturing Co. and Registrant dated April
                  24, 1992, as amended.
    10.9(2)       Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
    10.10(3)**    Nonstatutory Stock Option Plan.
    10.11(3)*     1998 Employee Stock Purchase Plan and Form of Subscription
                  Agreement.
    10.12(1)**    License and Manufacturing Agreement between Think-O Electric
                  Company and Registrant dated as of April 1, 1994.
    10.13(4)      Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild Semiconductor Corporation and
                  Registrant.
    23.1          Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants

---------------
  * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

 ** Confidential treatment granted as to certain portions of this exhibit.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (file no. 33-83546), as amended, filed on September 1, 1994.

(2) Incorporated by reference from the Registrant's Registration Annual Report Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference from the Registrant's Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998.

(4) Incorporated by reference from the Registrant's current report on Form 8-K, dated September 6, 2000, as amended by Form 8-K/A, dated November 20, 2000.