Form 10-K405/A
period 2000-12-31
MICRO LINEAR CORP /CA/
filed 2001-04-30
CIK 875359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF FEBRUARY 2, 2001 WAS 11,894,010.

     AMENDED FILING OF FORM 10-K TO INCLUDE CERTAIN ADDITIONAL INFORMATION

    This amendment is being filed for the sole purpose of including certain additional information required by Part III of this Form 10-K. All other information in the originally filed Form 10-K was presented as of the March 30, 2001 filing date, or earlier as indicated, and has not been updated in this amended filing.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     11

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     12
Item 6.   Selected Consolidated Financial Data........................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     14
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................     28
Item 8.   Financial Statements and Supplementary Data.................     29
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     53

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     54
Item 11.  Executive Compensation......................................     55
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     57
Item 13.  Certain Relationships and Related Transactions..............     58

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     59
SIGNATURES............................................................     61

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

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I, Item 1 hereof.

     (b) Directors -- The Company's Board of Directors consists of the following five (5) individuals:

              NAME                 AGE                     PRINCIPAL OCCUPATION
              ----                 ---                     --------------------
David L. Gellatly................  57     Chairman of the Board of Directors, President and Chief
                                          Executive Officer of the Company
James J. Harrison................  58     Private Investor
William B. Pohlman...............  58     Chairman of the Board of Directors and Chief Technology
                                          Officer, Primarion
Timothy R. Richardson............  44     Executive Vice President, Business Development,
                                          Bandwidth9
Joseph D. Rizzi..................  57     Private Investor

     Except as set forth below, each nominee has been engaged in his principal occupation described above during the past five years. There is no family relationship among any directors or executive officers of the Company.

     Mr. Gellatly has been a director of the Company since December 1997, and has served as Chief Executive Officer, President and Chairman of the Board since January 1999. From 1982 to 1999 Mr. Gellatly was the principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor, Cyrix, Intel Corporation, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Corporation for five years, where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly received his MSEE from the University of Minnesota.

     Mr. Harrison has been a director of the Company since April 2000. He is currently a private investor. He was a General Partner in Geo Capital Partners, a venture capital firm, from 1985 to 1998.

     Mr. Pohlman has been a director of the Company since April 1999. Mr. Pohlman has been Chairman and Chief Technology Officer of Primarion, Inc. since December 1999. From 1985 to 1999, he held various management positions with Intel Corporation, including positions as Vice President, Microprocessor Group and Director of Development Efficiency Programs.

     Mr. Richardson has been a director of the Company since March 2000. He was a co-founder of VeriFiber Technologies, a Georgia company involved in the development and production of optical components and systems, and became President of VeriFiber Technologies in January 1997. He became Executive Vice President, Business Development of Bandwidth9 when VeriFiber Technologies and Bandwidth9 merged in August 2000. He currently sits on the Technology Advisory Board for Real Chip. From 1984 to 1997, Mr. Richardson held various management positions with Beacon Electronics, an electronics manufacturer's representative company, including the position of Vice President.

     Mr. Rizzi has been a director of the Company since January 1997. From 1986 through 1996, Mr. Rizzi served as a general partner of Matrix Partners, a venture capital firm. Mr. Rizzi also serves as a member of the board of directors of Veritas Software Corp., a developer of storage management software.

     (c) Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of the copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2000, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements, except for the following: some option grants to Insiders during the latter part of 2000 were not reported on Form 4. All unreported 2000 option grants to Insiders were reported in 2001 on Form 5, constituting a late filing.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiaries in all capacities during the last three fiscal years by (i) the Company's Chief Executive Officer and
(ii) the four other most highly compensated executive officers employed by the Company at the end of fiscal year 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                               ANNUAL COMPENSATION          ------------
                                          ------------------------------    STOCK OPTION
                                          FISCAL                               GRANTS          ALL OTHER
      NAME AND PRINCIPAL POSITION          YEAR      SALARY      BONUS      (NO. SHARES)    COMPENSATION(1)
      ---------------------------         ------    --------    --------    ------------    ---------------
David L. Gellatly(2)....................   2000     $330,000    $115,500           --           $45,489
  Chief Executive Officer                  1999      309,695     115,500      500,000            40,271
Ronald K. Bell(4).......................   2000      222,457      13,500      100,000             7,755
  Senior Vice President, Engineering       1999      130,765      26,700      100,000             5,671
W. Kurt Dobson(5).......................   2000      130,769          --      287,014             2,527
  Vice President, Salt Lake City Design
  Center
David C. Neubauer(6)....................   2000      199,992      13,500       50,000             6,344
  Vice President, Sales                    1999      123,072      27,300      100,000             4,142
Michael W. Schradle(3)..................   2000       85,385          --      100,000             6,577
  Chief Financial Officer

---------------
(1) Represents premiums paid by the Company for long term disability insurance and life insurance for each of the Named Executive Officers, and Company contributions to Named Officers' 401(k) Plan accounts. Also includes, with respect to Mr. Gellatly, payments of $35,181 in 2000 and $27,803 in 1999 for living expenses.

(2) Mr. Gellatly became Chief Executive Officer of the Company in January 1999. He has served on the Board of Directors since December 1997.

(3) Mr. Schradle became Chief Financial Officer of the Company in July 2000.

(4) Mr. Bell was hired as Vice President, Communications Products in April 1999. He became Senior Vice President of Engineering in May 2000.

(5) Mr. Dobson became Vice President of the Salt Lake City Design Center in April 2000.

(6) Mr. Neubauer became Vice President of Sales in May 1999.

OPTION INFORMATION

     The following tables set forth information regarding stock options granted to the Named Executive Officers during fiscal 2000, as well as options held by such officers as of December 31, 2000, the last day of the Company's 2000 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                           POTENTIAL REALIZABLE VALUES AT
                                        INDIVIDUAL GRANTS(1)                  ASSUMED-ANNUAL-RATES OF
                            --------------------------------------------      STOCK-PRICE-APPRECIATION
                                      % OF TOTAL   EXERCISE                 (THROUGH EXPIRATION DATE)(3)
                            OPTION     OPTIONS      PRICE     EXPIRATION   ------------------------------
           NAME             GRANTS     GRANTED      ($/SH)       DATE           5%               10%
           ----             -------   ----------   --------   ----------   -------------    -------------
David L. Gellatly.........       --       --            --           --               --               --
Ronald K. Bell............   25,000      1.2         8.625      1/31/10       135,605.40       343,650.72
                             75,000      3.5        4.9375      5/26/10       232,887.54       590,182.76
W. Kurt Dobson(2).........  187,014      8.8          2.06      4/24/10     1,709,055.60     2,949,580.96
                            100,000      4.7        4.9375      5/26/10       310,516.72       786,910.34
David C. Neubauer.........   25,000      1.2         8.625      1/31/10       135,605.40       343,650.72
                             25,000      1.2         7.125      7/19/10       112,021.86       283,885.38
Michael W. Schradle.......  100,000      4.7          6.50      7/14/10    $  408,781.51    $1,035,932.59

---------------
(1) All options were granted under the Company's 1991 Stock Option Plan (the "Option Plan") or the Company's 1998 Non-qualified Stock Option Plan and are subject to the terms of such plan. Unless otherwise noted, options vest cumulatively to the extent of 25% of the shares subject to the option on the first anniversary of the date of grant, 25% of the shares subject to the option on the second anniversary of the date of grant, and an additional 1/48 of the shares subject to the option at the end of each one-month period thereafter.

(2) The grant of 187,014 shares to Kurt Dobson vests cumulatively to the extent of 50% of the shares subject to the option on the first anniversary of the date of grant, and 50% of the shares subject to the option on the second anniversary of the grant.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and are not an estimate or projection of future prices for the Company's Common Stock.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table shows information about option exercises during fiscal 2000, and the value of unexercised options at the end of fiscal 2000. Value at fiscal year end is measured as the difference between the exercise price and fair market value on December 31, 2000, which was $4.00.

                                                                                     DOLLAR VALUE OF
                                                        NUMBER OF UNEXERCISED          UNEXERCISED
                                                          OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS
                                                             YEAR END(1)           AT FISCAL YEAR END
                                  SHARES      VALUE     ---------------------   -------------------------
             NAME                EXERCISED   REALIZED    VESTED     UNVESTED      VESTED       UNVESTED
             ----                ---------   --------   --------    ---------   ----------    -----------
David L. Gellatly..............     --         --       264,500      252,500    $     0.00    $      0.00
Ronald K. Bell.................     --         --        25,000      175,000    $14,062.50    $ 42,187.50
W. Kurt Dobson.................     --         --            --      287,014    $     0.00    $362,807.16
David C. Neubauer..............     --         --        25,000      125,000    $21,875.00    $ 65,625.00
Michael W. Schradle............     --         --            --      100,000    $     0.00    $      0.00

COMPENSATION OF DIRECTORS

     Directors receive no cash remuneration for serving on the Board of Directors. Non-employee directors participate in Company's 1994 Director Option Plan (the "Director Plan"). Under the Director Plan, as amended at the Company's annual meeting on June 7, 2000, each non-employee director who joins the Board is automatically granted a nonstatutory option to purchase 50,000 shares of Common Stock on the date upon which such person first becomes a director (the "Initial Grant"). In addition, under the Director Plan, as amended at the Company's annual meeting on June 7, 2000, each non-employee director automatically receives a nonstatutory option to purchase 10,000 shares of Common Stock upon such director's annual re-election to the Board, provided the director has been a member of the Board for at least six months upon the date of re-election (the "Annual Grant"). The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. The Initial Grant vests at the rate of twenty-five percent (25%) of the option shares upon the first and second anniversaries of the date of grant and 1/48 of the option shares per month thereafter and the Annual Grant vests monthly over a twelve month period. Options granted under the Director Plan have a term of ten years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

     Mr. Richardson received an Initial Grant of 10,000 shares at an exercise price of $8.50 per share on March 31, 2000. Mr. Harrison received an Initial Grant of 10,000 shares at an exercise price of $6.25 per share on April 18, 2000. To bring their Initial Grants up to the amended number of shares approved by the shareholders on June 7, 2000, Mr. Richardson and Mr. Harrison each received an additional grant of 40,000 shares on June 7, 2000, at an exercise price of $6.9375 per share. Messrs. Pohlman and Rizzi each received an Annual Grant of 10,000 shares at an exercise price of $6.9375 per share on June 7, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2000 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi and Mr. Pohlman, neither of whom is an officer or employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 30, 2001, by each of the holders of more than five percent of the Company's outstanding Common Stock:

                     NAME                       NUMBER OF SHARES    PERCENT OF TOTAL
                     ----                       ----------------    ----------------
Credit Suisse First Boston(1).................      950,000               8.00
  11 Madison Avenue
  New York, New York 10010-3629
Dimensional Fund Advisors, Inc.(2)............      851,900               7.16
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401

---------------
(1) Based on the best information available to the Company.

(2) Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2000.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 30, 2001 (i) by each director of the Company, (ii) by the Company's Chief Executive Officer during fiscal 2000 and the four other most highly compensated executive officers employed by the Company at the end of fiscal 2000 (such officers are collectively referred to as the "Named Executive Officers") and (iii) by all current directors and executive officers as a group:

                                                           NUMBER OF    PERCENT
                          NAME                             SHARES(1)    OF TOTAL
                          ----                             ---------    --------
David L. Gellatly(2).....................................   322,833       2.7%
Joseph D. Rizzi(3).......................................   147,600       1.2
W. Kurt Dobson...........................................   118,507       1.0
Ronald K. Bell...........................................    81,881         *
David C. Neubauer(4).....................................    59,083         *
William B. Pohlman.......................................    15,417         *
James J. Harrison(5).....................................    17,500         *
Timothy A. Richardson....................................    12,500         *
Michael W. Schradle......................................        --         *
All officers and directors as a group (9 persons)........   775,321       6.5%

---------------
 *  Less than 1%.

(1) Unless otherwise noted below, total shares listed are issuable upon the exercise of options to purchase Common Stock which are exercisable within 60 days of April 30, 2001.

(2) Includes 317,833 shares issuable upon the exercise of options to purchase Common Stock which are exercisable within 60 days of April 30, 2001.

(3) Includes 39,000 shares issuable upon the exercise of options to purchase Common Stock which are exercisable within 60 days of April 30, 2001.

(4) Includes 58,333 shares issuable upon the exercise of options to purchase Common Stock which are exercisable within 60 days of April 30, 2001.

(5) Includes 12,500 shares issuable upon the exercise of options to purchase Common Stock which are exercisable within 60 days of April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of April, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

               /s/ DAVID L. GELLATLY                      Chairman, Chief Executive       April 30, 2001
---------------------------------------------------         Officer and President
                 David L. Gellatly                      (Principal Executive Officer)

              /s/ MICHAEL W. SCHRADLE                      Chief Financial Officer        April 30, 2001
---------------------------------------------------       (Principal Financial and
                Michael W. Schradle                          Accounting Officer)

                /s/ JOSEPH D. RIZZI                               Director                April 30, 2001
---------------------------------------------------
                  Joseph D. Rizzi

              /s/ WILLIAM B. POHLMAN                              Director                April 30, 2001
---------------------------------------------------
                William B. Pohlman

             /s/ TIMOTHY A. RICHARDSON                            Director                April 30, 2001
---------------------------------------------------
               Timothy A. Richardson

               /s/ JAMES J. HARRISON                              Director                April 30, 2001
---------------------------------------------------
                 James J. Harrison

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