Form 10-Q
period 2001-03-31
MICRO LINEAR CORP /CA/
filed 2001-05-15
CIK 875359

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.
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

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The number of shares of the Registrant's Common Stock outstanding as of May 15, 2001, net of shares held in treasury, was 11,894,010.

================================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
              Unaudited Consolidated Condensed Balance Sheets at March 31, 2001, and at
              December 31, 2000............................................................    3

              Unaudited Consolidated Condensed Statements of Operations for the three
              months ended March 31, 2001 and 2000.........................................    4

              Unaudited Consolidated Condensed Statements of Cash Flows for the three
              months ended March 31, 2001 and 2000.........................................    5

              Notes to Unaudited Consolidated Condensed Financial Statements...............    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...................................................................    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk...................   20

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................................   20

Item 6.       Exhibits and Reports on Form 8-K.............................................   21

SIGNATURES.................................................................................   21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The unaudited consolidated condensed financial information for the quarter ended March 31, 2001 of Micro Linear Corporation ("Micro Linear" or the "Company") and comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of December 31, 2000, are attached hereto and incorporated herein.

                            MICRO LINEAR CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 MARCH 31,           DECEMBER 31,
                                                                                   2001                 2000
                                                                                 ---------           ------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................            $ 15,108             $ 17,664
  Short-term investments .............................................              15,136               18,100
  Accounts receivable, less allowance for doubtful accounts of
     $345 at March 31, 2001 and $406 at December 31, 2000 ............               1,313                  783
  Inventories ........................................................               2,450                1,406
  Other current assets ...............................................               8,788               11,477
                                                                                  --------             --------
     Total current assets ............................................              42,795               49,430
Property, plant and equipment, net ...................................              10,799               10,507
Other assets .........................................................               2,148                2,643
                                                                                  --------             --------
          Total assets ...............................................            $ 55,742             $ 62,580
                                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................            $  1,515             $  3,021
  Deferred income on shipments to distributors .......................               2,313                2,718
  Other accrued liabilities ..........................................               3,412                5,355
  Current portion of long-term debt ..................................                 226                  226
                                                                                  --------             --------
     Total current liabilities .......................................               7,466               11,320
Long-term debt .......................................................               2,492                2,547
Other liabilities ....................................................                 705                  705
                                                                                  --------             --------
     Total liabilities ...............................................              10,663               14,572
Stockholders' equity:
  Preferred stock ....................................................                  --                   --
  Common stock .......................................................                  15                   15
  Additional paid-in capital .........................................              59,317               59,125
  Notes receivable from stockholders .................................                 (16)                 (63)
  Retained earnings ..................................................               5,952                9,159
  Accumulated other comprehensive income .............................                  44                    5
  Treasury Stock .....................................................             (20,233)             (20,233)
                                                                                  --------             --------
     Total stockholders' equity ......................................              45,079               48,008
                                                                                  --------             --------
          Total liabilities and stockholders' equity .................            $ 55,742             $ 62,580
                                                                                  ========             ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                    2001                 2000
                                                                                  --------             --------
Net revenues .........................................................            $  3,423             $ 11,381
Cost of revenues .....................................................               1,462                5,367
                                                                                  --------             --------
   Gross profit ......................................................               1,961                6,014
                                                                                  --------             --------
Operating expenses:
   Research and development ..........................................               3,496                3,276
   Selling, general and administrative ...............................               2,354                2,606
                                                                                  --------             --------
                                                                                     5,850                5,882
                                                                                  --------             --------
   (Loss) income from operations .....................................              (3,889)                 132
Interest and other income, net .......................................                 865                  387
Interest expense .....................................................                (183)                 (56)
                                                                                  --------             --------
   (Loss) income before taxes ........................................              (3,207)                 463
Provision for income taxes ...........................................                  --                  162
                                                                                  --------             --------
   Net (loss) income .................................................            $ (3,207)            $    301
                                                                                  ========             ========

Basic:
   Net (loss) income per share .......................................            $  (0.27)            $   0.03
                                                                                  ========             ========
   Weighted average number of shares used in per share computation ...              11,894               11,218
                                                                                  ========             ========
Diluted:
   Net (loss) income per share .......................................            $  (0.27)            $   0.03
                                                                                  ========             ========
   Weighted average number of shares used in per share computation ...              11,894               11,998
                                                                                  ========             ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                          2001                 2000
                                                                        --------             --------
Net cash (used in) provided by operating activities ........            $ (5,203)            $    789

Investing activities:
   Capital expenditures ....................................                (804)              (1,729)
   Proceeds from notes receivable ..........................                 542                   --
   Purchases of short-term investments .....................              (6,466)              (5,510)
   Sales of short-term investments .........................               9,430               10,857
                                                                        --------             --------
     Net cash provided by investing activities .............               2,702                3,618

Financing activities:
   Principal payments on debt ..............................                 (55)                 (51)
   Proceeds from issuance of common stock ..................                  --                  938
   Acquisition of treasury stock ...........................                  --                   --
                                                                        --------             --------
     Net cash (used in) provided by financing activities ...
                                                                             (55)                 887
                                                                        --------             --------
   Net (decrease) increase in cash and cash equivalents ....              (2,556)               5,294
   Cash and cash equivalents at beginning of period ........              17,664                7,381
                                                                        --------             --------
      Cash and cash equivalents at end of period ...........            $ 15,108             $ 12,675
                                                                        ========             ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1) Micro Linear Corporation (the "Company") supplies integrated circuits for a number of applications in the communications market. These products are used by customers to create advanced solutions to high speed networks supporting broadband digital voice, data, or video transmission in the enterprise, small office/home office (SOHO), and home markets. The Company sells its products to original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products, primarily in North America, Asia and Europe. The Company is headquartered in San Jose, California and has two research centers, one in Salt Lake City, Utah and the other in the United Kingdom. The Company operates in a single industry segment.

2) The financial information furnished herein is unaudited, but in the opinion of management, the Company includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 2000.

3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 ended on December 31, 2000. The Company's fiscal quarters are 13 weeks in length. The first quarter of 2001 ended on April 1, 2001. However, for presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

4) During the three months ended March 31, 2001, three customers accounted for 10%, 14% and 25%, respectively, of net revenues. During the three months ended March 31, 2000, one customer accounted for 23% of total sales and no other customer accounted for more than 10% of total sales.

5)    Supplemental Financial Information

      Inventories used in the computation of cost of goods sold consist of the following (in thousands):

                                                   MARCH 31,       DECEMBER 31,
                                                     2001              2000
                                                   ---------       ------------
Raw materials ..........................            $    0            $   25
Work-in-process ........................               845               710
Finished goods .........................             1,605               671
                                                    ------            ------
   Total inventories ...................            $2,450            $1,406
                                                    ======            ======

      Property, plant and equipment consist of the following (in thousands):

                                                             MARCH 31,        DECEMBER 31,
                                                               2001              2000
                                                             ---------        ------------
Land .............................................            $ 2,850            $ 2,850
Buildings and improvements .......................              5,445              5,445
Machinery and equipment ..........................             13,060             12,256
Assets held for sale .............................              3,414              3,414
                                                              -------            -------
                                                               24,769             23,965
Accumulated depreciation and amortization ........             13,970             13,458
                                                              -------            -------
   Net property, plant and equipment .............            $10,799            $10,507
                                                              =======            =======

6) Cash payments for income taxes and interest expense totaled $0 and $35,000, respectively, for the three months ended March 31, 2001. Cash payments for income taxes and interest expense totaled $3,000 and $56,000, respectively, for the three months ended March 31, 2000.

7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 2001 was 0%, as compared to a rate of 35% for the same period in 2000. The 0% effective rate for 2001 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

8) From January 1996 through the end of the first quarter of 1999, the Company's Board of Directors had approved the repurchase of an aggregate of $20.3 million of the Company's Common Stock. Through March 31, 1999, the Company had repurchased 2,696,900 shares for a total cost of $20.2 million. The Company's common stock buy-back program was terminated at the end of the first quarter of 1999.

      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive consists of the change in the unrealized income (loss) on investments. Total comprehensive income (loss) of the Company for the quarters ended March 31, 2001 and 2000 was $39,000 and $(41,000), respectively.

      Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding.

      Earnings per share for the quarters ended March 31, 2001 and 2000 were calculated as follows (in thousands, except per share data):

                                                       Three Months Ended March 31,
                                -------------------------------------------------------------------------
                                               2001                                  2000
                                ----------------------------------    -----------------------------------
                                                             Per-                                   Per-
                                    Loss         Shares     Share       Income       Shares        Share
                                (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)   Amount
                                -----------  -------------  ------    -----------  -------------   ------
Basic Income (Loss)
 Per Share:
Net income (loss)
 available to common
  stockholders                    $(3,207)       11,894      $(0.27)    $   301        11,218      $0.03
                                  =======       =======      ======     =======       =======      =====

Effect of dilutive                                                                        780
  securities:
  Stock options

Diluted Income (Loss) Per
 Share:
 Net income (loss)
   available to common
   stockholders assuming
   dilution                       $(3,207)       11,894      $(0.27)    $   301        11,998      $0.03
                                  =======       =======      ======     =======       =======      =====


      Options to purchase 3,566,853 shares of common stock were outstanding as of March 31, 2001, but were not reflected in the computations of diluted earnings per share for the three months ended March 31, 2001 because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

(9) During the three-month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB no. 25 and is being amortized over the related vesting period. Compensation expense of $187,500 was recorded for the three months ended March 31, 2001.

(10) In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivatives and Hedging Activities" which requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of the Company's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Company has not entered into any derivative contracts. The Company adopted SFAS 133 in the first quarter of fiscal 2001 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

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

(11) A discussion of certain pending legal proceedings is included in Item 1 of Part II of the Company's Form 10-Q for the fiscal quarter ended March 31, 2001. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

(12) The following is a summary of operations by geographical regions (in thousands):

                                                                                  THREE MONTHS ENDED
                                                                         ------------------------------------
                                                                             MARCH 31,          DECEMBER 31,
                                                                               2001                2000
                                                                         ----------------    ----------------
Net revenues:
     United States...................................................          $1,371             $1,710
     Asia............................................................           1,373              1,946
     Europe..........................................................             679                610
     Other...........................................................            ----               ----
                                                                         ----------------    ----------------
                                                                               $3,423             $4,266
                                                                         ================    ================

Income (loss) from operations:
     United States...................................................         $(3,498)           $(3,405)
     Asia............................................................            ----               ----
     Europe..........................................................            (391)              (417)
     Other...........................................................            ----               ----
                                                                         ----------------    ----------------
                                                                              $(3,889)           $(3,822)
                                                                         ================    ================

Identifiable assets:
     United States...................................................         $55,409            $61,452
     Asia............................................................            ----               ----
     Europe..........................................................             333                424
     Other...........................................................            ----               ----
                                                                         ----------------    ----------------
                                                                              $55,742            $61,876
                                                                         ================    ================

Capital expenditures:
     United States...................................................            $799               $259
     Asia............................................................            ----               ----
     Europe..........................................................               5               ----
     Other...........................................................            ----               ----
                                                                         ----------------    ----------------
                                                                                 $804               $259
                                                                         ================    ================

Depreciation and amortization:
     United States...................................................            $483               $723
     Asia............................................................            ----               ----
     Europe..........................................................              29                 28
     Other...........................................................            ----               ----
                                                                         ----------------    ----------------
                                                                                 $512               $751
                                                                         ================    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations". These statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words including any statements about a future time, result or other circumstance. In addition, all of the non-historical information herein is forward-looking, include any statement about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties including any statement about a future time, result or other circumstance. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. Micro Linear does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         The forward-looking statements included in this report are based on, among other items, current assumptions that Micro Linear will be able to meet its current operating cash and debt service requirements, that Micro Linear will be able to successfully resolve disputes and other business matters as anticipated, that competitive conditions within the semiconductor, integrated circuit and custom diode assembly industries will not affect the Company materially or adversely, that Micro Linear will retain existing key personnel, that Micro Linear's forecasts will reasonably anticipate market demand for its products, and that there will be no other material adverse change in its operations or business. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report. Assumptions relating to the foregoing involve judgments that are difficult to make and future circumstances that are difficult to predict accurately or correctly. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause Micro Linear to alter its internal forecasts, which may in turn affect results or expectations. Micro Linear Corporation does not undertake to announce publicly these changes that may occur in our expectations after the periods presented herein. Readers are cautioned against giving undue weight to any of the forward-looking statements.

         Adverse changes to our results could result from any number of factors, including, for example, fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties.

         The inclusion of forward-looking information should not be regarded as a representation by Micro Linear or any other person that its objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the annual report in the Form 10-K as filed with the Securities and Exchange Commission in December 2000, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

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

RESULTS OF OPERATIONS

   Net Revenues

      Net revenues for the first quarter of 2001 were $3.4 million compared to $11.4 million for the first quarter of 2000. The decrease in net revenue from the comparable first quarter of 2000 was due to the loss of revenue from the Company's power management, bus interface, and video product lines, which were sold to Fairchild Semiconductor Corporation in September, 2000.

   Gross Margin

      Gross margin for the first quarter of 2001 was $2.0 million, down from $6.0 million in the first quarter of 2000. As a percentage of sales, gross margin increased to 57% of net revenue from 53% in the first quarter of last year. The increase in the gross margin was due to lower operations and manufacturing overhead spending, combined with high margins from the Company's networking product sales.


   Research and Development Expenses

         Research and development expenses include costs associated with new product definition, design, development, test development, and prototype assembly costs. The Company expenses the cost of prototype wafers and new production mask sets related to new products as research and development costs until new designs are fully characterized and support published data sheets and reliability tests. Research and development expenses such as mask and silicon costs can fluctuate from quarter to quarter due to the timing of the product design process.

         Research and development expenses were $3.5 million for the first quarter of 2001, compared to $3.3 million for the first quarter of 2000. The increase in research and development in the first quarter of 2001 compared to the first quarter of 2000 is primarily attributable to increased engineering headcount.

   Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $2.4 million for the first quarter of 2001, compared to $2.6 million in the first quarter of 2000. The decrease from the first quarter of 2000 was due to lower sales commission expense due to the decrease in revenue.

   Interest and Other Income and Interest Expense

         Interest and other income was $0.9 million for the first quarter of 2001, compared to $0.4 million for the first quarter of 2000. The higher interest and other income in the first quarter of 2001 was due to income from transition services in connection with the sale of several of the Company's product lines to Fairchild Semiconductor Corporation in September of 2000.

   Provision for Income Taxes

         The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first quarter of 2001 was 0%, as compared to a rate of 35% for the same period in 2000. The 0% effective rate for 2001 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $5.2 million in the first quarter of 2001, compared to cash provided by operating activities of $0.8 million in the first quarter of 2000. The majority of the cash decrease was due to the first quarter net operating loss of $3.2 million. Additional uses of cash were an increase of inventories of $1.0 million as the Company increases production to fill its higher backlog, an increase in receivables of $0.5 million, a decrease in accounts payable of $1.5 million and a decrease in accrued liabilities of $1.9 million, offset by a decrease in other current assets of $2.7 million.

         Net cash provided by investing activities was $2.7 million in the first quarter of 2001 and $3.6 million in the comparable period last year. Cash provided by investing activities for the first quarter of 2001 is attributable to the net sale or maturity of short-term investments of $3.0 million and payments received on notes receivable of $0.5 million offset by capital expenditures of $0.8 million. The increase in capital expenditures was primarily for purchases of internal use software and for equipment for the Salt Lake City design center.

         Financing activities for the first quarter of 2001 were insignificant.

         Working capital amounted to $35.3 million as of March 31, 2001 compared to $38.1 million as of December 31, 2000. Working capital at March 31, 2001 includes cash and cash equivalents of $15.1 million and short-term investments of $15.1 million.

         The Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

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

    The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market in recent years. The Company expects its dependency on sales to network equipment manufacturers to continue through 2001. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

    The Company owns two U.S. patents, has two U.S. patent applications that are allowed but not yet issued and has an additional ten patent applications pending in the U.S. Patent and Trademark Office. For nine of the pending U.S. patent applications, the Company has filed treaty-based applications to preserve its foreign patent rights. The Company's issued patents will expire in July 2015 and March 2016. Through a sale of a portion of its assets, the Company maintains a royalty free license to forty-eight U.S. patents, two U.S. patent applications that are allowed but not yet issued and five U.S. patent applications. The license also extends to three foreign patents and one foreign patent application.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. Pioneer has filed a motion with the Supreme Court requesting an extension until May 23, 2001 to file a petition for certiorari to effectively appeal the decision of the Court of Appeals. That motion has been granted.

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

       None

   (b) Reports on Form 8-K

       None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                MICRO LINEAR CORPORATION

Date: May 15, 2001              By: /s/ David L. Gellatly
                                    --------------------------------------------
                                    David L. Gellatly
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

                                 By: /s/ Michael Schradle
                                    --------------------------------------------
                                    Michael Schradle
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)