Form 10-Q
period 2001-06-30
MICRO LINEAR CORP /CA/
filed 2001-08-15
CIK 875359

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The number of shares of the Registrant's Common Stock outstanding as of August 15, 2001, net of shares held in treasury, was 11,903,186.

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Condensed Balance Sheets at June 30,
          2001, and at December 31, 2000..................................   3

          Unaudited Consolidated Condensed Statements of Operations for
          the three and six months ended June 30, 2001 and 2000...........   4

          Unaudited Consolidated Condensed Statements of Cash Flows for
          the six months ended June 30, 2001 and 2000.....................   5

          Notes to Unaudited Consolidated Condensed Financial Statements..   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  21

Item 6.   Exhibits and Reports on Form 8-K................................  22

SIGNATURES................................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The unaudited consolidated condensed financial information for the quarter ended June 30, 2001 of Micro Linear Corporation ("Micro Linear" or the "Company") and comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of December 31, 2000, are attached hereto and incorporated herein.

                            MICRO LINEAR CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         JUNE 30,      DECEMBER 31,
                                                           2001            2000
                                                         --------      ------------
ASSETS
Current assets:
  Cash and cash equivalents .........................    $ 15,429        $ 17,664
  Short-term investments ............................      14,837          18,100
  Accounts receivable, less allowance for
    doubtful accounts of $249 at June 30, 2001
    and $406 at December 31, 2000 ...................         912             783
  Inventories .......................................       3,474           1,406
  Other current assets ..............................       7,866          11,477
                                                         --------        --------
     Total current assets ...........................      42,518          49,430
Property, plant and equipment, net ..................      10,546          10,507
Other assets ........................................         860           2,643
                                                         --------        --------
      Total assets ..................................    $ 53,924        $ 62,580
                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................    $  3,776        $  3,021
  Deferred income on shipments to distributors ......       1,996           2,718
  Other accrued liabilities .........................       3,230           5,355
  Current portion of long-term debt .................         235             226
                                                         --------        --------
    Total current liabilities .......................       9,237          11,320
Long-term debt ......................................       2,427           2,547
Other liabilities ...................................         705             705
                                                         --------        --------
    Total liabilities ...............................      12,369          14,572
Stockholders' equity:
  Preferred stock ...................................          --              --
  Common stock ......................................          15              15
  Additional paid-in capital ........................      59,527          59,125
  Notes receivable from stockholders ................         (16)            (63)
  Retained earnings .................................       2,215           9,159
  Accumulated other comprehensive income ............          47               5
  Treasury stock ....................................     (20,233)        (20,233)
                                                         --------        --------
    Total stockholders' equity ......................      41,555          48,008
                                                         --------        --------
      Total liabilities and stockholders' equity ....    $ 53,924        $ 62,580
                                                         ========        ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                              -----------------------       -----------------------
                                                2001           2000           2001           2000
                                              --------       --------       --------       --------
Net revenues ..............................   $  5,927       $ 11,741       $  9,350       $ 23,123
Cost of revenues ..........................      2,830          5,593          4,292         10,960
                                              --------       --------       --------       --------
  Gross profit ............................      3,097          6,148          5,058         12,163
                                              --------       --------       --------       --------
Operating expenses:
  Research and development ................      3,966          3,184          7,462          6,460
  Selling, general and administrative .....      2,506          2,716          4,860          5,296
  Legal settlement and related costs ......         --          8,054             --          8,080
                                              --------       --------       --------       --------
                                                 6,472         13,954         12,322         19,836
                                              --------       --------       --------       --------
  Loss from operations ....................     (3,375)        (7,806)        (7,264)        (7,673)
Interest and other income, net ............        698            508          1,563            894
Other Expense .............................     (1,000)            --         (1,000)            --
Interest expense ..........................        (60)          (173)          (243)          (229)
                                              --------       --------       --------       --------
  Loss before taxes .......................     (3,737)        (7,471)        (6,944)        (7,008)
Provision for income taxes ................         --         (2,615)            --         (2,453)
                                              --------       --------       --------       --------
  Net loss ................................   $ (3,737)      $ (4,856)      $ (6,944)      $ (4,555)
                                              ========       ========       ========       ========

Basic:
  Net loss per share ......................   $  (0.31)      $  (0.42)      $  (0.58)      $  (0.40)
                                              ========       ========       ========       ========
  Weighted average number of shares used
    in per share computation ..............     11,894         11,515         11,894         11,367
                                              ========       ========       ========       ========
Diluted:
  Net loss per share ......................   $  (0.31)      $  (0.42)      $  (0.58)      $  (0.40)
                                              ========       ========       ========       ========
  Weighted average number of shares used
    in per share computation ..............     11,894         11,515         11,894         11,367
                                              ========       ========       ========       ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                   2001               2000
                                                                 --------           --------
Net cash used in operating activities ......................     $ (6,350)          $ (7,995)

Investing activities:
  Capital expenditures .....................................       (1,094)            (2,043)
  Proceeds from sale of equipment ..........................           --              1,550
  Proceeds from notes receivable ...........................        2,038                 --
  Purchases of short-term investments ......................      (10,699)           (13,193)
  Sales of short-term investments ..........................       13,962             22,928
                                                                 --------           --------
    Net cash provided by investing activities ..............        4,207              9,242

Financing activities:
  Principal payments on debt ...............................         (111)              (103)
  Proceeds from issuance of common stock ...................           19              2,151
                                                                 --------           --------
    Net cash (used in) provided by financing activities ....          (92)             2,048
                                                                 --------           --------
  Net (decrease) increase in cash and cash equivalents .....       (2,235)             3,295
  Cash and cash equivalents at beginning of period .........       17,664              7,381
                                                                 --------           --------
     Cash and cash equivalents at end of period ............     $ 15,429           $ 10,676
                                                                 ========           ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) Micro Linear Corporation (the "Company") supplies integrated circuits for a number of applications in the communications market. These products are used by customers to create advanced solutions to high-speed networks supporting broadband digital voice, data, or video transmission in the enterprise, small office/home office (SOHO), and home markets. The Company sells its products to original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products, primarily in North America, Asia and Europe. The Company is headquartered in San Jose, California and has two research centers, one in Salt Lake City, Utah and the other in the United Kingdom. The Company operates in a single industry segment.

(2) The financial information furnished herein is unaudited, but in the opinion of management, the Company includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the second quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

(3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 ended on December 31, 2000. The Company's fiscal quarters are 13 weeks in length. The second quarter of 2001 ended on July 1, 2001. However, for presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

(4) During the three months ended June 30, 2001, three customers accounted for 12%, 14% and 49%, respectively, of net revenues. During the three months ended June 30, 2000, one customer accounted for 22% of total sales.

     During the six months ended June 30, 2001, three customers accounted for 13%, 17% and 36%, respectively, of net revenues. During the six months ended June 30, 2000, one customer accounted for 22% of total sales.

(5)  Supplemental Financial Information

     Inventories used in the computation of cost of goods sold consist of the following (in thousands):

                                                JUNE 30,      DECEMBER 31,
                                                  2001            2000
                                                --------      ------------
         Raw materials ................          $   --          $   25
         Work-in-process ..............             991             710
         Finished goods ...............           2,483             671
                                                 ------          ------
            Total inventories .........          $3,474          $1,406
                                                 ======          ======

     Property, plant and equipment consist of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                        --------    ------------
         Land .......................................   $ 2,850       $ 2,850
         Buildings and improvements .................     5,445         5,445
         Machinery and equipment ....................    13,350        12,256
         Assets held for sale .......................     3,414         3,414
                                                        -------       -------
                                                         25,059        23,965
         Accumulated depreciation and amortization ..    14,513        13,458
                                                        -------       -------
           Net property, plant and equipment ........   $10,546       $10,507
                                                        =======       =======

(6) Cash payments for income taxes and interest expense totaled $0 and $87,000, respectively, for the six months ended June 30, 2001. Cash payments for income taxes and interest expense totaled $241,000 and $93,000, respectively, for the six months ended June 30, 2000.

(7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first half of 2001 was 0%, as compared to a benefit of 35% for the same period in 2000. The 0% effective rate for 2001 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

(8) From January 1996 through the end of the first quarter of 1999, the Company's Board of Directors had approved the repurchase of an aggregate of $20.3 million of the Company's Common Stock. Through June 30, 1999, the Company had repurchased 2,696,900 shares for a total cost of $20.2 million. The Company's common stock buy-back program was terminated at the end of the first quarter of 1999.

(9) Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss consists of the change in the unrealized loss on investments. Total comprehensive income (loss) of the Company as of June 30, 2001 and 2000 was $47,000 and $(23,000), respectively.

(10) Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding.

     Earnings per share for the quarters ended June 30, 2001 and 2000 were calculated as follows (in thousands, except per share data):

                                                  Three Months Ended June 30,
                            -----------------------------------------------------------------------
                                             2001                                 2000
                            ----------------------------------   ----------------------------------
                                                         Per-                                 Per-
                               Loss         Shares      Share       Loss         Shares      Share
                            (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)  Amount
                            -----------  -------------  ------   -----------  -------------  ------
Basic Loss Per Share:
  Net loss available to
    common stockholders       $(3,737)      11,894      $(0.31)    $(4,856)      11,515      $(0.42)
                              =======                   ======     =======                   ======

Diluted Loss Per Share:
  Net loss available to
    common stockholders
    assuming dilution         $(3,737)      11,894      $(0.31)    $(4,856)      11,515      $(0.42)
                              =======                   ======     =======                   ======


                                                  Six Months Ended June 30,
                            -----------------------------------------------------------------------
                                             2001                                 2000
                            ----------------------------------   ----------------------------------
                                                         Per-                                 Per-
                               Loss         Shares      Share       Loss         Shares      Share
                            (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)  Amount
                            -----------  -------------  ------   -----------  -------------  ------
Basic Loss Per Share:
  Net loss available to
    common stockholders      $(6,944)      11,894      $(0.58)    $(4,555)      11,367      $(0.40)
                             =======                   ======     =======                   ======

Diluted Loss Per Share:
  Net loss available to
    common stockholders
    assuming dilution        $(6,944)      11,894      $(0.58)    $(4,555)      11,367      $(0.40)
                             =======                   ======     =======                   ======

     Options to purchase 3,705,176 shares of common stock were outstanding as of June 30, 2001, but were not reflected in the computations of diluted earnings per share for the three months or six months ended June 30, 2001 because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

(11) During the three-month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB no. 25 and is being amortized over the related vesting period. Compensation expense of $191,000 was recorded for the three months ended June 30, 2001.

(12) In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivatives and Hedging Activities" which requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of the Company's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Company has not entered into any derivative contracts. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001 and believes that adoption will not have a significant effect on its consolidated results of operations or financial position.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have an impact on any of the periods presented.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Opinion 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award; and the accounting for an exchange of stock compensation awards in business combinations. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Micro Linear is required to adopt SFAS No. 142 effective December 31, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

(13) A discussion of certain pending legal proceedings is included in Item 1 of
Part II of the Company's Form 10-Q for the fiscal quarter ended June 30, 2001. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

(14) The following is a summary of operations by geographical regions (in thousands):

                                              THREE MONTHS       SIX MONTHS
                                                  ENDED            ENDED
                                                 JUNE 30,         JUNE 30,
                                                  2001             2001
                                              ------------       ----------
Net revenues:
     United States ........................      $   979          $ 2,350
     Asia .................................        4,349            5,722
     Europe ...............................          598            1,277
     Other ................................            1                1
                                                 -------          -------
                                                 $ 5,927          $ 9,350
                                                 =======          =======

Loss from operations:
     United States ........................      $(2,846)         $(6,344)
     Europe ...............................         (529)            (920)
                                                 -------          -------
                                                 $(3,375)         $(7,264)
                                                 =======          =======

Identifiable assets:
     United States ........................      $53,566          $53,566
     Europe ...............................          358              358
                                                 -------          -------
                                                 $53,924          $53,924
                                                 =======          =======

Capital expenditures:
     United States ........................      $   261          $ 1,060
     Europe ...............................           29               34
                                                 -------          -------
                                                 $   290          $ 1,094
                                                 =======          =======

Depreciation and amortization:
     United States ........................      $   512          $   995
     Europe ...............................           31               60
                                                 -------          -------
                                                 $   543          $ 1,055
                                                 =======          =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements in this report or incorporated by reference are forward- looking, including, without limitation, the statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words including any statements about a future time, result or other circumstance. In addition, all of the non-historical information herein is forward-looking, include any statement about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties including any statement about a future time, result or other circumstance. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. Micro Linear does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Adverse changes to our results could result from any number of factors, including for example fluctuations in economic conditions, potential effects of inflation, lack of earnings visibility, dependence upon certain customers or markets, dependence upon suppliers, future capital needs, rapid technological changes, difficulties in integrating acquired businesses, ability to realize cost savings or productivity gains, potential cost increases, dependence on key personnel, difficulties regarding hiring and retaining qualified personnel in a competitive labor market, risks of doing business in international markets, and problems of third parties.

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

     Micro Linear divested its manufacturing test operation and its non-communication product lines during 2000 and focused its engineering and product development on new communications products, in particular, broadband wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, the Company is developing highly integrated, high performance RF transceivers, baseboard processors, and embedded software for a number of emerging and established broadband wireless market applications. The Company is currently a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market, and expects the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

RESULTS OF OPERATIONS

   Net Revenues

     Net revenues for the second quarter of 2001 were $5.9 million compared to net revenues of $3.4 million for the first quarter of 2001, and $11.7 million for the comparable second quarter of 2000. The decrease in net revenue from the comparable second quarter of 2000 was due to the loss of revenue from the Company's power management, bus interface, and video product lines, which were sold to Fairchild Semiconductor Corporation in September 2000. The increase in revenue from the first quarter of 2001 was attributable to higher sales of wireless products, primarily digital cordless telephone transceivers.

   Gross Margin

     Gross margin for the second quarter of 2001 was $3.1, or 52% of net revenue compared to $2.0 million for the first quarter of 2001, or 57% of net revenue. For the comparable second quarter of 2000, gross margin was $6.1 million or 52% of net revenue. The increase in gross margin from the first quarter was due to increased revenue. The lower gross margin percentage in the second quarter of 2001 compared to the first quarter of 2001 was due to somewhat lower margins on wireless products compared to networking products, which represented almost all of first quarter shipments. The decrease in gross margin from the comparable quarter of 2000 was due to lower revenue resulting from the sale of product lines to Fairchild Semiconductor Corporation.

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

     Research and development expenses were $4.0 million for the second quarter of 2001 compared to $3.5 million for the first quarter of 2001, and $3.2 million for the second quarter of 2000. The increase in research and development in the second quarter of 2001 compared to the first quarter of 2001, and compared to the second quarter of 2000, is primarily attributable to increased engineering staffing associated with the Company's broadband wireless product development program.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2.5 million for the second quarter of 2001 compared to $2.4 million for the first quarter of 2001 and to $2.7 million in the second quarter of 2000. The decrease from the second quarter of 2000 was due to lower sales commission expense due to the decrease in revenue.

   Legal Settlement and Related Costs

     The financial results in fiscal 2000 include a pre-tax charge of $8.1 million for legal costs, including a $7.0 million out of court settlement of a legal claim filed against the Company in December 1998 by Accton Technology Corporation.

   Interest and Other Income and Interest Expense

     Interest and other income was $0.7 million for the second quarter of 2001 compared to $0.9 million for the first quarter of 2001 and $0.5 million for the second quarter of 2000. The higher interest and other income in the second quarter of 2001 compared to the second quarter of 2000 was due to income from transition services in connection with the sale of several of the Company's product lines to Fairchild Semiconductor Corporation in September of 2000. The decrease in interest and other income in the second quarter of 2001 compared to the first quarter of 2001 is attributable to the decrease in transition services to Fairchild Semiconductor Corporation.

     The second quarter of 2001 includes a $1.0 million charge for a discount granted to accelerate the payment of a note receivable that was issued to the Company by the purchase of Micro Linear's test operations in April of 2000.

   Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first half of 2001 was 0%, as compared to a benefit of 35% for the same period in 2000. The 0% effective rate for 2001 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6.4 million for the first half of 2001, compared to cash used by operations of $8.0 million in the first half of 2000. The majority of the cash decrease was due to the first quarter net operating loss of $3.2 million added to the second quarter net operating loss of $3.7 million. Additional uses of cash were an increase of inventories of $2.1 million as the Company increases production to fill its higher backlog, a decrease in deferred income from shipments to distributors of $.7 million, a decrease in accrued liabilities of $2.1 million, offset by an increase in accounts payable of $800,000, a decrease in other current assets of $3.6 million and an increase in depreciation expense of $1.1 million.

     Net cash provided by investing activities was $4.2 million in the first six months of 2001 and $9.2 million in the comparable period last year. Cash provided by investing activities for the first half of 2001 is attributable to the net sale or maturity of short-term investments of $3.3 million and payments received on notes receivable of $2.0 million offset by capital expenditures of $1.1 million. The increase in capital expenditures was primarily for purchases of internal use software and equipment for the Salt Lake City design center.

     Financing activities for the first half of 2001 were insignificant.

     Working capital amounted to $33.3 million as of June 30, 2001 compared to $38.1 million as of December 31, 2000. Working capital at June 30, 2001 includes cash and cash equivalents of $15.4 million and short-term investments of $14.8 million.

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

     Also, to successfully develop and market certain of our planned products, the Company may be required to enter into technology development or licensing agreements with third parties. The Company cannot be assured that it will be able to enter into any necessary technology development or licensing agreements on acceptable terms or at all. The failure to enter into technology development or licensing agreements when necessary could limit the Company's ability to develop and market new products and, accordingly, could materially and adversely affect business and operating results.

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

     From time to time, the Company receives indications from customers as to their future plans and requirements to ensure that the Company will be prepared to meet production demand for its products. However, after receiving such indications, there is no guaranty that the Company will ultimately receive purchase orders for its products. The Company must be able to effectively manage expenses and inventory risks associated with meeting potential demand for its products. In addition, failure to meet customers' supply expectations may result in lost business from such customers. If the Company expends resources and purchases materials, or enters into purchase commitments to acquire materials and manufacture products, and such products are not purchased by customers, business and operating results could suffer.

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

                                  ------------

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. On May 23, 2001, Pioneer filed a Petition for a Writ of Certiorari with the Supreme Court. The Company filed its Opposition to the Petition on June 25, 2001. The Supreme Court has not yet rendered its decision on whether to grant the Writ of Certiorari.

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


                                MICRO LINEAR CORPORATION

Date: August 15, 2001           By: /s/ David L. Gellatly
                                    --------------------------------------------
                                    David L. Gellatly
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

                                By: /s/ Michael Schradle
                                    --------------------------------------------
                                    Michael Schradle
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)