Form 10-Q
period 2001-09-30
MICRO LINEAR CORP /CA/
filed 2001-11-08
CIK 875359

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

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _______ TO _______
                         COMMISSION FILE NUMBER 0-24758

                            MICRO LINEAR CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                          94-2910085
           (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

                 2050 CONCOURSE DRIVE                      95131
                 SAN JOSE, CALIFORNIA                    (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 433-5200

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the Registrant's Common Stock outstanding as of November 8, 2001, net of shares held in treasury, was 11,988,524.

                                TABLE OF CONTENTS

                                                                                                PAGE
  PART I.       FINANCIAL INFORMATION
  Item 1.       Financial Statements

                Unaudited Consolidated Condensed Balance Sheets at September 30, 2001 and
                December 31, 2000.............................................................  3

                Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000.................................  4

                Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.............................................  5

                Notes to Unaudited Consolidated Condensed Financial Statements................  6

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations....................................................................  11

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk....................  25

  PART II.      OTHER INFORMATION

  Item 1.       Legal Proceedings.............................................................  25

  Item 6.       Exhibits and Reports on Form 8-K..............................................  26

  SIGNATURES................................................................................    26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The unaudited consolidated condensed financial information for the quarter ended September 30, 2001 of Micro Linear Corporation ("Micro Linear" or the "Company") and comparative unaudited consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of December 31, 2000, are attached hereto and incorporated herein.

                            MICRO LINEAR CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       SEPTEMBER 30,  DECEMBER 31,
                                                          2001           2000
                                                       -----------    -----------
ASSETS
Current assets:

  Cash and cash equivalents ........................     $ 12,410       $ 17,664
  Short-term investments ...........................       17,502         18,100
  Accounts receivable, less allowance for doubtful
    accounts of $264 at September 30, 2001 and
    $406 at December 31, 2000 ......................        1,305            783
  Inventories ......................................        3,847          1,406
  Other current assets .............................        5,701         11,477
                                                         --------       --------
     Total current assets ..........................       40,765         49,430
Property, plant and equipment, net .................       10,288         10,507
Other assets .......................................          217          2,643
                                                         --------       --------
          Total assets .............................     $ 51,270       $ 62,580
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................     $  3,039       $  3,021
  Deferred income on shipments to distributors .....        2,609          2,718
  Other accrued liabilities ........................        3,140          5,355
  Current portion of long-term debt ................          239            226
                                                         --------       --------
     Total current liabilities .....................        9,027         11,320
Long-term debt .....................................        2,366          2,547
Other liabilities ..................................          705            705
                                                         --------       --------
     Total liabilities .............................       12,098         14,572
Stockholders' equity:
  Preferred stock ..................................           --             --
  Common stock .....................................           15             15
  Additional paid-in capital .......................       59,900         59,125
  Notes receivable from stockholders ...............          (16)           (63)
  Retained (deficit) earnings ......................         (611)         9,159
  Accumulated other comprehensive income ...........          117              5
  Treasury stock ...................................      (20,233)       (20,233)
                                                         --------       --------
     Total stockholders' equity ....................       39,172         48,008
                                                         --------       --------
          Total liabilities and stockholders' equity     $ 51,270       $ 62,580
                                                         ========       ========






SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Net revenues ................................      $ 7,406         $10,311        $ 16,756         $33,434
Cost of revenues ............................        3,833           5,926           8,125          16,886
                                                   -------         -------        --------         -------
   Gross profit .............................        3,573           4,385           8,631          16,548
                                                   -------         -------        --------         -------
Operating expenses:
   Research and development .................        4,328           3,677          11,790          10,137
   Selling, general and administrative ......        2,395           2,479           7,255           7,775
   Legal settlement and related costs .......         --              --              --             8,080
                                                   -------         -------        --------         -------
                                                     6,723           6,156          19,045          25,992
                                                   -------         -------        --------         -------
   Loss from operations .....................       (3,150)         (1,771)        (10,414)         (9,444)
Interest and other income, net ..............          392             468           1,955           1,244
Interest and other expense ..................          (69)            (54)         (1,312)           (165)
                                                   -------         -------        --------         -------
   Loss before taxes ........................       (2,827)         (1,357)         (9,771)         (8,365)
Provision for income taxes ..................         --            (2,453)           --              --
                                                   -------         -------        --------         -------
   Net loss .................................      $(2,827)        $(3,810)       $ (9,771)        $(8,365)
                                                   =======         =======        ========         =======

Basic:
   Net loss per share .......................      $ (0.24)        $ (0.33)       $  (0.82)        $ (0.73)
                                                   =======         =======        ========         =======
   Weighted average number of shares used
       in per share computation .............       11,940          11,705          11,909          11,483
                                                   =======         =======        ========         =======
Diluted:
   Net loss per share .......................      $ (0.24)        $ (0.33)       $  (0.82)        $ (0.73)
                                                   =======         =======        ========         =======
   Weighted average number of shares used
      in per share computation ..............       11,940          11,705          11,909          11,483
                                                   =======         =======        ========         =======






SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            MICRO LINEAR CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2001              2000
                                                                  ------------      ------------
Net cash used in operating activities .......................       $ (7,310)         $ (8,703)

Investing activities:
   Capital expenditures .....................................         (1,378)           (3,251)
   Cash proceeds from sale of equipment .....................              7            12,325
   Proceeds from notes receivable ...........................          2,690              --
   Purchases of short-term investments ......................        (17,889)             --
   Sales of short-term investments ..........................         18,599            11,916
                                                                    --------          --------
     Net cash provided by investing activities ..............          2,029            20,990

Financing activities:
   Principal payments on debt ...............................           (168)             (157)
   Proceeds from issuance of common stock ...................            195             3,400
                                                                    --------          --------
     Net cash provided by financing activities ..............             27             3,243
                                                                    --------          --------
   Net (decrease) increase in cash and cash equivalents .....         (5,254)           15,530
   Cash and cash equivalents at beginning of period .........         17,664             7,381
                                                                     -------          --------
     Cash and cash equivalents at end of period .............       $ 12,410           $22,911
                                                                    ========          ========

   Disclosure of non-cash transactions:
         Notes receivable issued on sale of equipment .......       $   --            $  4,867
         Accounts payable transferred to a holder of the
           aforementioned notes receivable ..................       $   --            $    235





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

(2) The financial information furnished herein is unaudited, but in the opinion of management, the Company includes all adjustments (all of which are normal, recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the third quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

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

(3) For financial reporting purposes, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 ended on December 31, 2000. The Company's fiscal quarters are 13 weeks in length. The third quarter of 2001 ended on September 30, 2001. However, for presentation purposes, the accompanying unaudited consolidated condensed financial statements refer to the quarters' calendar month end for convenience.

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

(4) During the three months ended September 30, 2001, one customer accounted for 65% of net revenues. During the three months ended September 30, 2000, one customer accounted for 20% of net revenues.

    During the nine months ended September 30, 2001, three customers accounted for 10%, 10% and 49%, respectively of net revenues. During the nine months ended September 30, 2000, one customer accounted for 21% of net revenues.

(5) Supplemental Financial Information

Inventories consist of the following (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                           2001             2000
                                        -----------     -----------
     Raw materials ................        $   --          $   25
     Work-in-process ..............           555             710
     Finished goods ...............         3,292             671
                                           ------          ------
        Total inventories .........        $3,847          $1,406
                                           ======          ======

Property, plant and equipment consist of the following (in thousands):

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 2001           2000
                                                             -----------     -----------
     Land ..............................................       $ 2,850         $ 2,850
     Buildings and improvements ........................         5,498           5,445
     Machinery and equipment ...........................        13,548          12,256
     Assets held for sale ..............................         3,414           3,414
                                                               -------         -------
                                                                25,310          23,965
     Accumulated depreciation and amortization .........        15,022          13,458
                                                               -------         -------
        Net property, plant and equipment ..............       $10,288         $10,507
                                                               =======         =======


(6) Cash payments for income taxes and interest expense totaled $0 and $137,000, respectively, for the nine months ended September 30, 2001. Cash payments for income taxes and interest expense totaled $0 and $165,000, respectively, for the nine months ended September 30, 2000.

(7) The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the nine months ended September 30, 2001 and 2000 was 0%. The 0% effective rate for 2001 and 2000 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

(8) For the three and nine months ended September 30, 2001 and 2000, comprehensive income, which was comprised of the Company's net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                           --------------------------      --------------------------
                                                              2001            2000            2001            2000
                                                           ----------      ----------      ----------      ----------
Net Loss                                                     $(2,827)       $(3,810)         $(9,771)        $(8,365)

Accumulated Other Comprehensive Income:
  Unrealized gain (loss) on marketable securities, net            70            (10)             112               9
                                                             --------       --------         --------        --------
Total Accumulated Other Comprehensive Income                      70            (10)             112               9

Comprehensive Income                                         $(2,757)       $(3,820)         $(9,659)        $(8,356)
                                                             ========       ========         ========        ========



(9) Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share have been computed, when the result is dilutive, using the treasury stock method for stock options outstanding.

     Earnings per share for the quarters ended September 30, 2001 and 2000 were calculated as follows (in thousands, except per share data):

                                                     Three Months Ended September 30,
                           ----------------------------------------------------------------------------------------
                                             2001                                            2000
                           -----------------------------------------      -----------------------------------------
                                                            Per-                                           Per-
                              Loss           Shares         Share            Loss           Shares         Share
                           (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                           ----------      ----------     ----------      ----------      ----------     ----------
Basic and Diluted
 Loss Per Share:

 Net loss available
   to common stockholders     $(2,827)         11,940         $(0.24)        $(3,810)         11,705         $(0.33)
                           ==========                     ==========      ==========                     ==========

                                                          Nine Months Ended September 30,
                           ----------------------------------------------------------------------------------------
                                             2001                                            2000
                           -----------------------------------------      -----------------------------------------
                                                            Per-                                           Per-
                              Loss           Shares         Share            Loss           Shares         Share
                           (Numerator)    (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                           ----------      ----------     ----------      ----------      ----------     ----------
Basic and Diluted
 Loss Per Share:

 Net loss available
   to common stockholders    $(9,771)          11,909         $(0.82)        $(8,365)         11,483         $(0.73)
                           ==========                     ==========      ==========                     ==========

     Options to purchase 3,926,532 shares of common stock were outstanding as of September 30, 2001, but were not reflected in the computations of diluted earnings per share for the three months ended or nine months ended September 30, 2001 because the Company recorded a net loss in the period and to do so would have been anti-dilutive.

(10) During the three-month period ending June 30, 2000, stock options were granted with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB No. 25 and is being amortized over the related vesting period. Compensation expense of $198,000 and $581,000 was recorded for the three months and nine months ended September 30, 2001, respectively.

(11) In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivatives and Hedging Activities," which requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of the Company's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Company has not entered into any derivative contracts. The Company adopted SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 did not have a significant effect on the Company's consolidated results of operations or financial position.

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

     In July 2001, the Financial Accounting Standards Board Issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Micro Linear is required to adopt SFAS No. 142 effective December 31, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 141 and No. 142 will have on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement also amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have an impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

(12) The following is a summary of operations by geographical regions (in thousands):

                                             THREE MONTHS      NINE MONTHS
                                                 ENDED             ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                 2001               2001
                                             ------------      ------------
Net revenues:
     United States .....................        $ 1,160           $ 3,510
     Asia ..............................          5,751            11,473
     Europe ............................            491             1,768
     Other .............................              4                 5
                                                --------          --------
                                                $ 7,406           $16,756
                                                ========          ========
Loss from operations:
     United States .....................        $(2,649)          $(8,993)

     Europe ............................           (501)           (1,421)
                                                -------          --------
                                                $(3,150)         $(10,414)
                                                =======          ========

Identifiable assets:
     United States .....................        $50,954          $ 50,954
     Europe ............................            316               316
                                                -------          --------
                                                $51,270          $ 51,270
                                                =======          ========

Capital expenditures:
     United States .....................        $   281          $  1,341
     Europe ............................              3                37
                                                -------          --------
                                                $   284          $  1,378
                                                =======          ========

Depreciation and amortization:
     United States .....................        $   505          $  1,500
     Europe ............................             30                90
                                                -------          --------
                                                $   535          $  1,590
                                                =======          ========

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

     The inclusion of forward-looking information should not be regarded as a representation by Micro Linear or any other person that its objectives or plans will be achieved. Additional factors that could cause results to vary materially from current expectations are discussed under the heading "Important factors related to forward-looking statements and associated risks" in the annual report in the Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001, and elsewhere in that Form 10-K, including but not limited to, under the headings, "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

     Net revenues for the third quarter of 2001 were $7.4 million compared to net revenues of $5.9 million for the second quarter of 2001, and $10.3 million for the comparable third quarter of 2000. The decrease in net revenue from the comparable third quarter of 2000 was due to the loss of revenue from the Company's power management, bus interface, and video product lines, which were sold to Fairchild Semiconductor Corporation in September 2000. The increase in revenue from the second quarter of 2001 was attributable to higher sales of wireless products, primarily digital cordless telephone transceivers.

Gross Margin

     Gross margin for the third quarter of 2001 was $3.6 million or 48% of net revenue, compared to $3.1 million for the second quarter of 2001 or 52% of net revenue. For the comparable third quarter of 2000, gross margin was $4.4 million or 43% of net revenue. The increase in gross margin dollars from the second quarter to the third quarter of 2001 was due to the contribution of increased revenue from sales of wireless products, mainly digital cordless telephone semiconductor transceivers. The lower gross margin percentage in the third quarter of 2001 compared to the second quarter was due to somewhat lower margins on wireless products compared to networking products. Wireless products represented a much lower percentage of shipments in the second quarter than in the third quarter. The decrease in gross margin from the comparable quarter of 2000 was due to lower revenue resulting from the sale of product lines to Fairchild Semiconductor Corporation.

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

     Research and development expenses were $4.3 million for the third quarter of 2001 compared to $4.0 million for the second quarter of 2001, and $3.7 million for the third quarter of 2000. The increase in research and development in the third quarter of 2001 compared to the second quarter of 2001, and compared to the third quarter of 2000, is primarily attributable to increased engineering staffing associated with the Company's broadband wireless product development program.

Selling, General and Administrative Expenses

     Selling, General and Administrative expenses were $2.4 million for the third quarter of 2001 compared to $2.5 million for the second quarter of 2001 and to $2.5 million in the third quarter of 2000. Selling, General and Administrative expenses are composed of salaries, travel, and other personnel-related expenses associated with field sales, marketing, finance and administrative staffs, sales commissions paid to manufacturer's reps, expenses for corporate outside services and consultants, and other related expenses. In general, these expenses have a fairly high fixed component and do not vary significantly from period to period.

Interest and Other Income

     Interest and other income was $0.4 million for the third quarter of 2001 compared to $0.7 million for the second quarter of 2001 and $0.5 million for the third quarter of 2000. The decrease in interest and other income in the third quarter of 2001 compared to both the second quarter of 2001 and the third quarter of 2000 is attributable to the lack of transition services income earned in connection with the sale of several of the Company's product lines to Fairchild Semiconductor Corporation in September of 2000.

Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the third quarter of 2001 is 0%, compared to a provision of 181% for the same period in 2000. The 0% effective rate for 2001 and the higher effective rate in the second quarter of 2000 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

     Net revenues for the nine months ended September 30, 2001 were $16.8 million compared to $33.4 million for the same period in 2000. The decrease in net revenue from the comparable nine months of 2000 was due to the loss of revenue from the Company's power management, bus interface, and video product lines, which were sold to Fairchild Semiconductor Corporation in September 2000, offset to some degree by sales of the Company's wireless products.

Gross Margin

     Gross margin for the first nine months of 2001 totaled $8.6 million, or 52% of net revenue, compared to $16.5 million, or 50% of net revenue, for the first nine months of 2000. The decrease in gross margin dollars from the comparable nine months of 2000 was due to lower revenue resulting from the sale of product lines to Fairchild Semiconductor Corporation.

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

     Research and development expenses were $11.8 million for the first nine months of 2001 compared to $10.1 million for the first nine months of 2000. The increase in research and development for the first nine months of 2001 compared to the first nine months of 2000 is primarily attributable to increased engineering staffing associated with the Company's broadband wireless product development program.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $7.3 million for the first nine months of 2001 compared to $7.8 million for the first nine months of 2000. The decrease was due to lower sales commissions due to lower revenue in 2001 compared to 2000, and lower administrative headcount and outside service expenses.

Legal Settlement and Related Costs

     The financial results in fiscal 2000 include a pre-tax charge of $8.1 million for legal costs, including a $7.0 million out of court settlement of a legal claim filed against the Company in December 1998 by Accton Technology Corporation.

Interest and Other Income

     Interest and other income was $2.0 million for the first nine months of 2001 compared to $1.2 million for the first nine months of 2000. The increase in interest and other income for the first nine months of 2001 compared to the first nine months of 2000 was due to income from transition services in connection with the sale of several of the Company's product lines to Fairchild Semiconductor Corporation in September of 2000.

     The second quarter of 2001 includes a $1.0 million charge for a discount granted to accelerate the payment of a promissory note that was issued to the Company in connection with the sale of Micro Linear's test operations in April of 2000.

Provision for Income Taxes

     The Company's provision for taxes on income is based on estimates of the levels of income and certain deductions expected for the year, which may be subject to change. The Company's effective tax rate for the first three quarters of 2001 and 2000 was 0%. The 0% effective rate for 2001 and 2000 is due primarily to the recording of a valuation allowance related to recent changes in the business, increases in expected future development costs and the Company's inability to carryback the current losses against taxable income in prior tax years.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $7.3 million for the first nine months of 2001, compared to cash used by operations of $8.7 million in the first nine months of 2000. Net cash used in operating activities during the year was due to a net operating loss of $3.2 million in the first quarter of 2001 added to the second quarter net operating loss of $3.7 million and a third quarter net operating loss of $2.8 million. Additional uses of cash were an increase of inventories of $2.4 million as the Company increased production to fill its higher backlog, an increase in accounts receivable of $500,000 and a decrease in accrued liabilities of $2.2 million offset by a decrease in other current assets of $5.8 million and an increase in non-cash items of $2.2 million.

     Net cash provided by investing activities was $2.0 million in the first nine months of 2001 and $21.0 million in the comparable period last year. Cash provided by investing activities for the first nine months of 2001 is attributable to the net sale or maturity of short-term investments of $700,000 and proceeds from a note receivable of $2.7 million offset by capital expenditures of $1.4 million. The increase in capital expenditures was primarily for purchases of internal use software and for equipment for the Salt Lake City design center. Net cash provided by investing activities during the first nine months of 2000 included $12.3 million received from the sale of equipment and $11.9 million from the sale of short-term investments offset by capital expenditures of $3.3 million.

     Financing activities for the first nine months of 2001 were insignificant. Net cash provided by financing activities during the first nine months of 2000 included stock option exercises of $3.4 million offset by the repayment of long-term debt of $200,000.

     Working capital amounted to $31.7 million as of September 30, 2001 compared to $38.1 million as of December 31, 2000. Working capital at September 30, 2001 includes cash and cash equivalents of $12.4 million and short-term investments of $17.5 million.

     The Company anticipates that its existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months.

OTHER FACTORS AFFECTING FUTURE OPERATING RESULTS

     A discussion of certain pending legal proceedings is included in Item 1 of
Part II of the Company's Form 10-Q for the fiscal quarter ended September 30, 2001. No assurance can be given that these matters will be resolved without the Company becoming obligated to make payments or to pay other costs to the opposing party, with the potential for having a material adverse effect on the Company's financial position or its results of operations.

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

     - the timing, amount, cancellation or rescheduling of delivery of customer orders;

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

     The markets for the Company's products are characterized by intense competition and decreasing selling prices, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. Competitors include significantly larger corporations such as National Semiconductor Corporation, Conexant, Broadcom Corporation and Level One (a subsidiary of Intel Corporation). Additional competition could come from new entrants in these markets. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than Micro Linear. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the broadband wireless local area network market for longer than the Company has and therefore have more long-standing and established relationships with domestic and foreign customers. The Company may not be able to compete successfully in the future, and competition may harm Micro Linear's business.

     The computer networking equipment market is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the computer network equipment market has undergone a period of rapid growth and experienced consolidation among the competitors in the market in recent years. The Company expects its dependence on sales to network equipment manufacturers to continue through 2001. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its existing products for computer networking applications. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse affect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

     Successful engineering development and market penetration in the product areas the Company has chosen will require continued high levels of engineering and product development expense. The Company is currently operating below break-even, and is consuming cash for operations, capital spending and working capital. The Company's networking products are reaching maturity, and revenue from this product line is expected to decline, adversely affecting the Company's operating results. While the Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next twelve months, and there can be no assurance that the Company will achieve its goal of revenue growth, profits, and positive cash flow.

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

     Historically, a significant majority of the Company's revenues have been attributable to sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2000, 1999 and 1998 accounted for approximately 51%, 51% and 40% of net revenues, respectively. Sales to domestic distributors in 2000, 1999 and 1998 accounted for approximately 29%, 29% and 22% of net revenues, respectively, and sales to international distributors in 2000, 1999 and 1998 accounted for approximately 47%, 42% and 42% of net revenues, respectively. The Company anticipates that it will continue to be dependent on a limited number of key customers and distributors for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are all sole-sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply.

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

Selling prices typically decrease.

     Average selling prices in the networking and wireless markets have rapidly declined due to many factors, including rapidly changing technologies, price-performance enhancements, product introductions by competitors, price pressure from significant customers, product maturity and obsolescence, and other reasons. The decline in the average selling prices of the Company's products may cause substantial fluctuations in its operating results. The Company continues to develop and market new products that incorporate features which add value and sell at higher prices. Failure to deliver new products with increased value would result in a decline in both revenues and margins, harming the Company's business, financial condition, and results of operations.

The Company faces product return, product liability, and product defect risks.

     Complex products such as those designed by the Company frequently contain errors, defects, and bugs when first introduced or as new versions are released. These errors, defects and bugs could be discovered after the Company begins to ship products, despite thorough testing by the Company, contracted test houses, and customers. The Company has discovered such errors, defects, and bugs in the past. The Company would have to expend significant resources to remedy these problems. Delivery of products with these defects, or with reliability, quality or compatibility problems, could adversely affect market acceptance of the Company's products. This could damage the Company's reputation and harm its ability to attract and retain customers. Product defects could also cause interruptions, delays or cancellations of sales to customers, as well as claims against the Company by its customers or others.

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

     From time to time, the Company receives indications from customers as to their future plans and requirements to ensure that the Company will be prepared to meet production demand for its products. However, after receiving such indications, there is no guarantee that the Company will ultimately receive purchase orders for its products. The Company must be able to effectively manage expenses and inventory risks associated with meeting potential demand for its products. In addition, failure to meet customers' supply expectations may result in lost business from such customers. If the Company expends resources and purchases materials, or enters into purchase commitments to acquire materials and manufacture products, and such products are not purchased by customers, business and operating results could suffer.

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

     The Company utilizes outside foundries for all wafer requirements. While the Company believes that utilizing outside foundries enables it to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies, there are significant risks associated with the reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies, and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and has worked closely with its foundries to minimize the likelihood of reduced manufacturing yields, foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results, and in the future, foundries may experience lower than expected manufacturing yields, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company depends on foundries in Taiwan and Singapore, which could increase risks associated with political instability in that region.

     The Company purchases wafers from outside foundries pursuant to purchase orders and generally does not have a guaranteed level of wafer capacity or wafer costs at such foundries. Therefore, wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Foundries may not allocate sufficient wafer capacity to the Company to satisfy its total requirements. In addition, the Company is particularly dependent upon a limited number of foundries for its total wafer requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of products. Material disruptions in supply, which have occurred periodically in the past, may occur in the future, and any such disruption could have a material adverse effect on operating results. If such a disruption occurred and the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner, or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business and operating results would be materially and adversely affected.

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

     Competitors and others have in the past and may in the future attempt to recruit the Company's employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the Company generally does not have employment contracts or non-competition agreements with any of its personnel. The loss of the services of any of key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and other technical personnel, could negatively affect the Company's business.

The Company's failure to adequately protect proprietary rights may adversely affect future business.

     The Company owns two U.S. patents, has two U.S. patent applications that are allowed but not yet issued and has an additional ten patent applications pending in the U.S. Patent and Trademark Office. For nine of the pending U.S. patent applications, the Company has filed treaty-based applications to preserve its foreign patent rights. The Company's issued patents will expire in July 2015 and March 2016. Through a sale of a portion of its assets, the Company maintains a royalty-free license to forty-eight U.S. patents, two U.S. patent applications that are allowed but not yet issued and five U.S. patent applications. The license also extends to three foreign patents and one foreign patent application.

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

     The Company believes that the future success of its business will depend on its ability to translate the technological expertise and innovation of personnel into new and enhanced products. The Company generally enters into confidentiality or license agreements with its employees, consultants, vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, the Company cannot provide assurance that the steps taken will prevent misappropriation of its technology. In addition, the Company has taken in the past, and may take in the future, legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on financial results. However, a third party could make a valid claim, and if a license were not available on commercially reasonable terms, future operating results could be materially and adversely affected. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on future business and operating results.

The Company could be the target for costly disputes and litigation.

     From time to time, the Company has received, and in the future it may receive, correspondence from certain vendors, distributors, customers or end-users of its products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. There can be no assurance that any of such disputes will not eventually result in litigation or other actions involving the Company, or as to the outcome of such disputes.

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

     From time to time, the Company has received, and in the future it may receive, correspondence from certain vendors, distributors, customers or end-users of its products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. There can be no assurance that any of such disputes will not eventually result in litigation or other actions involving the Company, or as to the outcome of such disputes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        None

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICRO LINEAR CORPORATION

Date: November 8, 2001          By: /s/ David L. Gellatly
                                    --------------------------------------------
                                    David L. Gellatly
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)


                                By: /s/ Michael Schradle
                                    --------------------------------------------
                                    Michael Schradle
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)