Form 10-K405
period 2001-12-30
MICRO LINEAR CORP /CA/
filed 2002-04-01
CIK 875359

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                     OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM                TO
                                .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY PERSONS OTHER THAN THOSE WHO MAY BE DEEMED AFFILIATES OF THE COMPANY, AS OF MARCH 15, 2002, WAS APPROXIMATELY $21,485,214. SHARES OF COMMON STOCK HELD BY EACH EXECUTIVE OFFICER AND DIRECTOR AND BY EACH PERSON WHO OWNS 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY UNDER CERTAIN CIRCUMSTANCES BE DEEMED TO BE AFFILIATES. THIS DETERMINATION OF EXECUTIVE OFFICER OR AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

     THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 15, 2002, NET OF SHARES HELD IN TREASURY, WAS 12,063,367.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Consolidated Financial Data........................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   34
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   64

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   64
Item 11.  Executive Compensation......................................   66
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   69
Item 13.  Certain Relationships and Related Transactions..............   70

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   71
SIGNATURES............................................................   73

                                     PART I

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based upon information available to us on the date hereof, or, in the case of documents incorporated by reference, the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results."

ITEM 1.  BUSINESS

GENERAL

     Micro Linear Corporation ("Micro Linear" or the "Company") provides analog and digital integrated circuits that enable broadband communications and connectivity for voice and data. We use advanced technologies and design methodologies to develop highly integrated circuit solutions for applications in wireless consumer and communications markets. Wireless consumer and communications products include digital cordless telephones, internet appliances, computer peripherals, telephone headsets, and video game controllers. Wireless industrial products include vending machines and utility meters. Wireless access products include local area networks and fixed wireless access. Wired Ethernet products include fiber to copper media conversion products for local area networks and fiber to the home applications. Our core competencies include the design and test of high data rate RF (Radio Frequency) transceivers, complex digital signal processing for high performance wireless communications, and high performance digital communications controllers.

     We believe the market for broadband connectivity for voice, video and data creates a continuing need for improved silicon solutions that provide increasingly higher levels of integration, higher performance, improved system reliability, and lower system cost. We develop integrated circuit solutions that meet these needs. Our products include high data rate, single-chip RF transceivers for wireless consumer and communications applications; transceiver, modem, and media access converters for very high data rate wireless local area networks; and physical interface devices that provide signal conversion between fiber optic transport and twisted pair copper transport in broadband networks.

MARKETS AND PRODUCTS

  WIRELESS CONSUMER, COMMUNICATIONS, AND INDUSTRIAL PRODUCTS

     We believe the market for wireless consumer electronics, communications, and industrial products is one of the fastest growing segments of the semiconductor industry. Reasons for this growth include user mobility, lower cost of RF component solutions, the availability of unlicensed frequency spectrums, and market expectations established by the Bluetooth marketing campaign.

     Wireless consumer and communication products are now replacing older designs that required a wired tether to a source of data. Wireless connectivity offers what is desired most, the freedom of mobility. Many new wireless applications for the industrial segment are emerging that provide improved inventory management and reduced costs of data gathering.

     The Bluetooth industry initiative, led by large companies from the semiconductor, communication, and computer industries, promised a total silicon solution delivering nearly one megabit of connectivity in the unlicensed 2.4GHz frequency band for less than five dollars. Interoperability between Bluetooth compatible devices is supported by industry standard communication protocols. While this initiative has yet to deliver its ambitious goals, it has created a high level of momentum for companies to deliver alternative lines of low-cost products that provide wireless connectivity to users.

     Wireless connectivity requires an RF module that consists of the RF physical interface and some type of baseband controller, the complexity of which depends on the specific application. The RF interface typically consists of the power amplifier, low noise amplifier and switch segment, the RF transceiver segment, and the modem. The controller provides an interface to the digital data source, control of the radio operation, and application support. Micro Linear currently provides the RF transceiver portion of this solution while the user selects other vendors for the remaining circuitry.

     Micro Linear's design centers in Cambridge, England and San Jose, California have been focused on the development of single-chip RF transceivers for the 900MHz and 2.4GHz unlicensed ISM (Industrial, Scientific, and Medical) frequency bands. During 2001, the Company's wireless products represented approximately 50% of our net revenues. During 2001, we delivered over three million RF transceivers that can now be found in digital cordless telephones sold by Uniden Corporation. We believe our transceivers provide significant benefits to users, including minimal external support components and resulting low bill of materials cost, smaller form factor, high data rates, high sensitivity and range of operation, self-aligning filters and auto calibration, and ease of use.

     During 2001, our RF transceivers were evaluated by many additional potential customers for designs including digital cordless telephones, video game controllers, wireless headsets, internet appliances or web pads, and computer peripherals. Many of these products, intended for the US market, use the 900MHz ISM frequency band, available only in North America. Wireless products designed for worldwide distribution and sale are designed for the 2.4GHz unlicensed ISM frequency band. Micro Linear supplies RF transceivers for both frequency bands.

     New wireless products are being designed for the industrial segment to automate data collection and improve inventory management. The cost of RF modules has been reduced sufficiently to enable transmitters in residential gas, water, and power utility meters to provide real time data and eliminate the need for manual meter reading. Vending machines are also being equipped with RF transmitters to provide real time inventory and cash receipt management. Our 900MHz radios have secured design wins in automated utility meter applications and other industrial products.

  WIRELESS ACCESS PRODUCTS

     We believe wireless access or wireless local area networks (WLAN) is one of the fastest growing segments of the communications market. During the past year, the IEEE 802.11 standard has moved closer to becoming the accepted worldwide standard. A majority of wireless networking and communication equipment suppliers have deployed products and systems compliant with the 802.11 standards. Currently there are three ratified standards: 802.11 supporting 2 Mbps maximum data rates at 2.4GHz; 802.11b supporting 11 Mbps maximum at 2.4GHz; and 802.11a supporting 54 Mbps at 5GHz. Industry analysts estimate ten million 802.11b installations compliant with this most popular standard are operational. This market is shared primarily by two suppliers, Intersil and Agere, each with approximately 50% share of market. The 802.11a market is in the very early stages of development, with only a single supplier of silicon solutions beginning delivery in 2002.

     Wired Ethernet technology and products in the enterprise environment have evolved from 10Mbps to 100Mbps to 1Gbps to 10Gbps, with each of these levels of increased data rate absorbed by new and expanding applications. Users connecting to these networks from a mobile platform equipped with a wireless LAN adapter expect data rates compatible with those available from their wired network connection. Users expect wireless networks in a residential gateway to provide sufficient bandwidth for simultaneous wireless connectivity for multiple internet connections, multiple standard televisions, and high definition video systems. The 802.11a standard was adopted and ratified by the IEEE organization to provide 54Mbps maximum data rates in the unlicensed ISM frequency band to address these higher data rate applications.

     At Micro Linear, we are currently developing 802.11a wireless technology to deliver the next generation of wireless LAN products with performance designed to meet or exceed these demanding applications. We are developing solutions including the 5GHz RF transceiver, modem, and media access controller integrated into a competitive two-chip set. We also plan to provide the required design aids, reference design recommendations, and software to optimize system performance and reduce customers' time-to-market. We expect the initial products with minor modifications to also serve the fixed wireless access market, providing wireless broadband connectivity between buildings in a campus environment, access to internet service providers, and last mile distribution of voice, video, and data to remote residential locations or those difficult to reach with traditional cable or fiber. We currently have over 50 professionals, including the entire staff of our Salt Lake City Design Center, as well as a portion of our development staffs in both San Jose and Cambridge, England committed to this new product development effort.

     Products compliant with the 802.11b 2.4GHz standard are not compatible with products compliant with the 802.11a 5GHz standard, and data cannot be exchanged directly between the two product types. They can coexist in a network where each communicates with a properly equipped, dual mode access point but cannot communicate directly with each other. A proposal that would provide products supporting 54Mbps data rates compatible with the 802.11b installed base is currently under consideration by the IEEE organization as the 802.11g standard. While 802.11b and 802.11a are totally ratified standards, the 802.11g proposal, following historical IEEE approval processes and schedules, would likely not be ratified before 2003, if at all.

  MEDIA CONVERSION PRODUCTS

     The deployment of fiber media in local area networks, backbone networks between high performance systems, connectivity to the desktop, and broadband connectivity to the home is increasing as a result of user demand for more bandwidth, improved noise immunity, and lower fiber interface component costs. While the majority of current applications and volume shipments are for the enterprise market, industry analysts forecast that the fiber to the home (FTTH) market will grow rapidly, driven by demand for residential broadband voice, video, and data. A fiber to copper media converter could be required at each end of the fiber connection. Three industry standards exist defining Ethernet protocols over fiber media; 10Base-FL for 10Mbps, 100Base-FX for 100Mbps, and 100Base-SX for both 10Mbps and 100Mbps. Two industry standards exist defining Ethernet protocols over twisted pair copper media; 10Base-T for 10Mbps and 100Base-TX for 100Mbs. A low-cost silicon solution called a media converter is required to provide signal conversion at each point where twisted pair copper media is interfaced to fiber media.

     Micro Linear has been successful in providing silicon media conversion devices for 10Mbps networks, and during 2001 we introduced a new family of devices that uniquely provide media conversion between all five 10Mbps and 100Mbps fiber standards. We believe this is the only product family in the market that provides full auto-negotiation on both the twisted pair and fiber optic sides to automatically configure the highest speed mode of operation on a link and select either half or full duplex operation. Additional benefits of our devices include providing the user a very small footprint package, low power dissipation, and low component cost.

STRATEGY

     Micro Linear's objective is to become a leading supplier of silicon solutions to the broadband communications market. We have defined a number of strategic initiatives to reach this objective:

     - Combine core technologies and advanced design methodologies to develop highly integrated, cost effective, silicon product families for high growth rate communications markets, and strive to be first to market.

     - Continue to provide a comprehensive silicon component solution to allow the customer to focus on implementation of their intellectual property into the final system design and reduce their time to market. Expand beyond the development of RF transceivers to include baseband controllers, control software, and design aids.

     - Develop strategic relationships and partnerships with industry leaders in target market segments. Mutually benefit from these relationships with competitive product definitions and early commercial success in target market segments.

     - Continue to participate in the development of new industry standard communication protocols where necessary to increase the market acceptance of our future products. We believe compliance with industry standard communication standards is a fundamental requirement for commercial success.

     - Leverage our high volume manufacturing and test expertise for broadband RF transceivers to maintain a competitive market advantage in the delivery of cost effective products.

SALES AND DISTRIBUTION

     Micro Linear targets industry leaders in high growth wireless and wired communication markets. Our products are proprietary and must compete against many alternative solutions. We seek to achieve design wins by focusing our sales efforts at prospective customers' technical design engineers and management personnel who are responsible for new product design and component selection. This effort is coordinated by our sales managers, who support a worldwide network of independent sales representatives and distributors. The sales representatives and distributors sell our products directly to customers and are assisted by our field applications engineers and internal applications engineering group during the intensive initial design phase of the project. We expanded our sales presence in Japan during 2001, opening an office in Tokyo to support the increasing level of customer interest in our products there. We now have five regional sales areas, each staffed by a regional sales manager and at least one field application engineer. These five regions are Europe, Eastern and Western US, Japan, and Asia Pacific.

     During 2001, we sold our products in North America through 18 independent sales representative organizations and two distributors. During the year we engaged Pioneer-Standard Electronics, Inc. as a new distributor for all products in North America. In 2001, our domestic sales represented approximately 19% of net revenues, compared to 53% and 58% in 2000 and 1999, respectively. We offer our domestic distributors product return privileges and, in the event we lower the prices of products sold to distributors, guarantee price protection on unsold inventory, which is typical in the semiconductor industry. We defer recognition of revenue and gross margin derived from sales to distributors until the distributors resell our products to their customers. Some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, revenue is not deferred.

     Outside of the United States, our products are sold directly to international customers through 15 independent international sales representatives and distributors. International sales accounted for approximately 81%, 47% and 42% of our net revenues in 2001, 2000 and 1999, respectively. We expect international sales to continue to represent a significant portion of product sales. On a portion of our sales to international distributors, we offer product return privileges and, if we lower the prices of our products, price protection on unsold inventory. We defer revenue from this portion of shipments to international distributors until such distributors notify us of product sales to their customers.

     During 2001, sales to original equipment manufacturers (OEM) represented 71% of our total revenues, and sales through distribution represented 29% of net revenues. Sales to our largest customer pass through an international distributor, but are included here as OEM sales since the distributor does not fulfill a traditional distributor stocking role for this customer. A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several years. During 2001, 2000 and 1999, our top ten customers, excluding domestic distributors, accounted for approximately 75%, 51% and 51% of net revenues, respectively. During 2001, two customers each accounted for 10% or more of our net revenues; Uniden Corporation accounted for 46% of net revenues and Allied Telesyn International accounted for 11% of net revenues.

     During 2001, all of our net revenues were derived from sales of products for the wireless communications market and the computer networking market. Sales of our products to network equipment manufacturers accounted for approximately 53%, 41% and 47% of our net revenues in 2001,

2000 and 1999, respectively. In 2001, our initial year of product shipments to the wireless communications market, sales to this market represented 47% of net revenues.

     During 2001 one customer, Uniden Corporation, accounted for 46% of our sales and essentially all of our sales of RF transceivers. The market for Uniden's end product that incorporates Micro Linear transceivers is consumer electronics, specifically digital cordless telephones. This market is characterized by the seasonality of its demands. We expect the same customer to account for a significant portion of sales in 2002, subject to the same seasonality of demand and to all of the inherent variabilities of the consumer electronics market.

BACKLOG

     At December 31, 2001, our backlog was approximately $5.8 million, as compared to approximately $4.8 million at December 31, 2000. This increase in backlog was the result of increased orders for our wireless communications products. Backlog consists of released purchase orders scheduled for shipment within six months following the order date. Customers who purchase standard products may generally cancel or reschedule orders for delivery outside a thirty day period, without significant penalty to the customer. As a result, the quantities of our products to be delivered, and their delivery schedules, are frequently revised by customers.

TECHNOLOGY

     We believe our success and competitive advantages sustainable in the communications market depends on the acceptance and continued development of our core technologies. Technologies we believe give us a competitive advantage include:

     - The design of direct conversion RF transceivers that provide cost effective, high performance, easy to use solutions for minimal component count RF systems.

     - The development of advanced proprietary wireless communication systems algorithms and the advanced DSP architectures required to optimize their performance in silicon.

     - High performance RF, analog mixed signal, and digital circuit designs using standard BiCMOS, and CMOS technologies.

     We use standard process technologies available from leading semiconductor foundries. Silicon technologies currently used or being implemented in new designs include:

     - 0.6 micron BiCMOS for low cost 900MHz RF transceivers, 2.4GHz RF transceivers and media converters.

     - 0.18 micron CMOS for advanced wireless baseband controllers and SONET framers.

     - 0.25 micron SiGe for advanced 5GHz RF transceivers.

MANUFACTURING

     We utilize outside foundries for all of our silicon wafer requirements, outside suppliers for both wafer sort and final product test, and outside assembly sources to package product. We believe that using outside foundries enables us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. We depend on a silicon foundry located in Singapore to deliver 0.6 micron BiCMOS wafers for all RF transceivers currently in production and recently introduced media conversion products. We purchased bipolar wafers from a leading foundry in Taiwan during 2001. At the end of 2001, the foundry ceased supporting the specific Bipolar process used by Micro Linear, and we have implemented an end of life program with customers who purchase these products.

     We purchase completely finished CMOS, BiCMOS and Bipolar wafers, then subcontract incoming wafer quality tests and specific electrical product testing prior to assembly. Each die on all of our purchased wafers is electrically tested for performance compliance and assembled by subcontractors. During the assembly process, the wafers are separated into individual devices, which are then placed in packages. After assembly, the packaged units are final tested and final inspected by subcontractors prior to shipment to customers. Extensive electrical testing is individually performed on all circuits, using advanced, automated test equipment capable of high volume production to ensure that the circuits satisfy specified performance levels.

RESEARCH AND DEVELOPMENT

     We currently have approximately 70 engineers involved in the development of advanced communications circuits and systems for wireless and wired networking markets. Our product development strategy is focused on highly integrated silicon solutions providing increased levels of performance and functionality for the communications market. Research and development expenses were $16.0 million, $13.5 million, and $13.8 million in 2001, 2000, and 1999, respectively. We expect to continue spending substantial funds on research and development activities.

COMPETITION

     The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The communications segment of the semiconductor industry is very competitive, and many semiconductor companies presently compete, or could compete, in one or more of our target markets. Many of our current and prospective competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources. In addition, many of our competitors maintain their own wafer fabrication facilities, which provide them with a competitive advantage. Our principal competitors are National Semiconductor, Infineon, Philips, Texas Instruments, Broadcom, Micrel, Intel, Intersil, Agere, and Atheros.

     We believe that product innovation, quality, reliability, performance and the ability to introduce products rapidly are more important competitive factors. We believe that, by virtue of our communication application knowledge and design expertise coupled with a rigorous design methodology, we can compete favorably in the areas of rapid new product introduction, product innovation, quality, reliability and performance, but we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources and greater service and support capabilities.

     The acceptance of future products designed to be compliant with industry communication standards will depend on competitive advantages our products deliver in addition to meeting the minimum requirements of the standard. Larger competitors with larger development staffs, larger research and development budgets, and access to more technologies than Micro Linear could deliver competitive products with improved feature sets or more products with different feature sets, establishing a distinct competitive advantage.

PATENTS AND LICENSES

     Our success depends, in part, on its ability to obtain patents and licenses and to preserve other intellectual property rights covering our products, procedures, development tools and testing tools. To that end, we own certain patents and intend to continue to seek patents on our inventions when appropriate. Specifically, we own six U.S. patents, and have eight patent applications pending in the U.S. Patent and Trademark Office. We have ten foreign patent applications pending. Through a sale of a portion of our patent assets to Fairchild Semiconductor Corporation, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications. We believe that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, we depend primarily on the technical competence and creativity of our technical workforce.

     We currently do not have any third parties that have been granted license rights to manufacture and sell any of our products. We have no current plans to grant product licenses with respect to any products; however, we may find it necessary to enter into product licenses in the future in order to secure foundry capacity. We have granted nontransferable, limited process licenses to each of our foundries to utilize our proprietary processes to manufacture and sell wafers to other customers.

EMPLOYEES

     As of December 31, 2001, we had 107 full-time employees, 16 of whom were engaged in manufacturing (including test development, quality and materials functions), 59 in research and development, 22 in marketing, applications and sales, and 10 in finance and administration. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2.  PROPERTIES

     Our headquarters, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet, 16,000 square feet of which is leased to a tenant through February 2002. This property was acquired by us in October 1990 at a cost of $7.5 million and is used for manufacturing, product design and development, marketing, sales and administration. The acquisition of the property was financed by a $5.3 million note, secured by the property. This obligation was refinanced in

September 1999 with a $3.0 million note payable over five years with principal amortized on a ten-year basis. The note has a balloon payment of approximately $1.8 million due November 1, 2004. We lease engineering development center offices in Salt Lake City, Utah, and Cambridge, England. We believe our existing facilities are adequate to meet our current and projected space requirements for at least the next 24 months.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of Micro Linear's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. Micro Linear denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. On May 23, 2001, Pioneer filed a Petition for appeal with the Supreme Court. Micro Linear filed its Opposition to the Petition on June 25, 2001. The Supreme Court has not yet rendered its decision on whether to hear the appeal.

     From time to time, we have received, and in the future we may receive, correspondence from certain vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. It is possible these may result in litigation or other actions, and we cannot predict the outcome of such disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of December 31, 2001 are as follows:

NAME                                  AGE                 POSITION
----                                  ---                 --------
David L. Gellatly...................  58    Chairman of the Board, Chief
                                            Executive Officer and President
Ronald Bell.........................  59    Senior Vice President, Engineering
Peter Manno.........................  59    Vice President, Marketing
David Neubauer......................  59    Vice President, Sales
Brent Dix...........................  39    Vice President, Salt Lake City
                                            Design Center
Michael Schradle....................  56    Vice President, Finance and Chief
                                            Financial Officer

     Mr. Gellatly joined the Company in January 1999 as Chief Executive Officer and President. From 1982 to January 1999, he was the Principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor, Cyrix, Intel, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Corporation for five years, where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly has been a director of Micro Linear since December 1997. Mr. Gellatly received his B.S. and M.S.E.E. from the University of Minnesota.

     Mr. Bell joined the Company in April 1999 as Vice President of Engineering. He brought to the Company more than 30 years of R&D management experience in computer architecture, communications, and semiconductor development. Prior to joining the Company, Mr. Bell was CEO of Equator Technologies from 1997 to 1999, and Vice President and General Manager of LSI Logic from 1995 to 1997. Prior to joining LSI Logic, Mr. Bell was Vice President and Chief Technology Officer for the Computer Systems Group of the Unisys Corporation. Mr. Bell received his B.S.E.E. and M.S.C.S. from the University of Utah.

     Mr. Manno joined the Company in June 2001 as Vice President of Marketing. Mr. Manno has 30 years of management experience in communications companies. For the past two years he served as President and CEO at AMT, Inc., a manufacturer of power amplifiers and systems for wireless communications and other markets. Prior to that, he was Executive VP at Powerwave Technologies and M/A-COM, Inc., and Vice President of Sales and Marketing for Avantek, Inc. Mr. Manno also spent 15 years at Hewlett-Packard Company, serving as Group Sales Manager and Division Marketing Manager. Mr. Manno received his B.S.E.E. and M.S.E.E. from Santa Clara University.

     Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. Mr. Neubauer previously served as Director of Worldwide Sales Development at Sun Microsystems, Inc., where he had worked for six years. Prior to that, he was Director of Asia-Pacific Sales at Integrated Device Technology. Mr. Neubauer also spent 15 years at Intel Corporation, serving as Strategic Accounts Manager and other sales management positions. Mr. Neubauer received his B.A. degree in Physics from the University of Texas, Austin.

     Mr. Dix joined the Company in September 2001 as Vice President of Engineering at the Company's Design Center in Salt Lake City. He came to Micro Linear from Harmonic Inc., where he served for the last three years as the Senior Director of Engineering responsible for the Boulder, CO design facility, and, prior to that, as Senior Engineering Manager for two years. Mr. Dix served for four years as Engineering Manager at Scientific Atlanta before joining Harmonic. Mr. Dix received his B.S.E.E. from Utah State University and his M.B.A. from Georgia State University.

     Mr. Schradle joined the Company in July 2000 as Chief Financial Officer. Mr. Schradle has 25 years of experience serving in various financial executive and management positions with high technology companies including Intel Corporation, Daisy Systems, and Raychem Corporation. From 1998 to 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., and from 1993 to 1998 he was a consultant with David Powell, Inc., providing interim chief financial officer support for high technology companies. Mr. Schradle received his B.S. degree in Physics from Stanford University, his M.S. in Engineering, and M.B.A. from UCLA.

     Officers serve at the discretion of the Board and are appointed annually. There are no family relationships between the directors or officers of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) Market Information

     The following table sets forth the highest and lowest sale prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated. The Company's Common Stock is listed for quotation in the Nasdaq National Market under the symbol "MLIN."

                              COMMON STOCK PRICES

                                                               HIGH     LOW
                                                              ------   -----
FISCAL YEAR 2001
Quarter ended December 31, 2001.............................  $ 3.70   $2.42
Quarter ended September 30, 2001............................  $ 5.00   $2.25
Quarter ended June 30, 2001.................................  $ 2.75   $1.45
Quarter ended March 31, 2001................................  $ 4.00   $1.88
FISCAL YEAR 2000
Quarter ended December 31, 2000.............................  $ 4.94   $2.00
Quarter ended September 30, 2000............................  $ 7.75   $4.13
Quarter ended June 30, 2000.................................  $ 8.63   $4.50
Quarter ended March 31, 2000................................  $12.38   $6.75

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

     (b) Approximate Number of Common Equity Security Holders

                                                                 APPROXIMATE NUMBER OF
                                                                    RECORD HOLDERS
TITLE OF CLASS                                                 (AS OF DECEMBER 31, 2001)
--------------                                                 -------------------------
Common Stock, $0.001 Par Value..............................              215(1)

---------------
(1) The number of stockholders of record treats all of the beneficial holders of shares held in one "nominee" or "street name" as a unit.

     (c) Dividends

     The Company has not paid or declared cash dividends on its Common Stock within the past five years and does not anticipate paying any dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the five-year period ended December 31, 2001, should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report.

                                                          DECEMBER 31,
                                        -------------------------------------------------
                                          2001       2000      1999      1998      1997
                                        --------   --------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues........................  $ 22,085   $ 37,699   $46,645   $47,801   $65,759
  Gross margin........................  $ 11,825   $ 18,372   $23,615   $23,781   $34,205
  (Loss) income from operations.......  $(13,783)  $(13,266)  $(2,502)  $   187   $ 9,894
  (Loss) net income...................  $(16,159)  $(11,786)  $  (444)  $   944   $ 7,010
  (Loss) net income per share
  Basic...............................  $  (1.35)  $  (1.01)  $ (0.04)  $  0.08   $  0.59
  Diluted.............................  $  (1.35)  $  (1.01)  $ (0.04)  $  0.08   $  0.54
Weighted average shares used in per
  share computations
  Basic...............................    11,935     11,635    10,999    11,560    11,822
  Diluted.............................    11,935     11,635    10,999    11,970    12,979

                                                           DECEMBER 31,
                                          -----------------------------------------------
                                           2001      2000      1999      1998      1997
                                          -------   -------   -------   -------   -------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......................  $24,575   $38,110   $39,006   $35,216   $39,922
  Total assets..........................  $44,513   $62,580   $69,131   $69,559   $72,025
  Long-term obligations, less current
     portion............................  $ 2,308   $ 2,547   $ 2,755   $     0   $ 2,805
  Stockholders' equity..................  $32,806   $48,008   $55,703   $56,809   $59,321

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in this report or incorporated by reference which are not historical are forward-looking statements and include, without limitation, statements under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Terms such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or similar expressions are intended to identify forward-looking statements.

     These forward-looking statements include, but are not limited to: statements regarding our ability to meet current operating cash and debt service requirements, to successfully resolve disputes and other business matters as anticipated and to retain existing key personnel; statements regarding customer concentration, expected expenses including those related to sales and marketing, research and development and general and administrative, sources of our revenue, the adequacy of our liquidity and capital resources, our ability to compete effectively and the effect of recent accounting pronouncements; statements regarding market demand for wireless consumer products, the growth of the wireless segment of the semiconductor industry and communications market, and forecasts of market demand for our products; statements regarding the potential features and benefits of our technology and products and the ability of our technology and products to meet market needs, including statements regarding our media conversion product family and our silicon media conversion devices for 10Mbps networks; statements regarding the potential features and benefits of technology and products we are currently developing including our 802.11a wireless technology and our 5GHz RF transceiver; statements regarding our strategies, including our ability to provide a comprehensive silicon component solution to our customers, to develop strategic relationships and partnerships with industry leaders, to leverage our high volume manufacturing and test expertise, and comply with industry standard communication standards; statements regarding our potential to meet our customers' needs including helping them reduce their time to market; statements regarding our ability and strategies to succeed in a competitive market, including statements regarding our communication application knowledge, design expertise, design methodology, the acceptance and continued development of our core technologies, the need for high levels of new product development and statements regarding our ability to obtain patents and licenses and preserve other intellectual property rights, and our belief that continued high levels of new product development is critical to our success. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially, include but are not limited to, our dependence on key products and customers, changes in the demand for our products and the seasonality of certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors. Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report, including under "Factors That May Affect Future Operating Results," "Business -- Legal Proceedings," and the notes to the financial statements. These forward-looking statements are made only as of the date of this report. Micro Linear does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned against giving undue weight to any of the forward-looking statements. The inclusion of forward-looking information should not be regarded as a representation by Micro Linear or any other person that its objectives or plans will be achieved.

RESULTS OF OPERATIONS

  OVERVIEW

     Micro Linear was founded in 1983. Until 2000, the Company was a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. The Company's products were used in a variety of applications, including local area networks, video, telecommunications, power and battery management, motor control, and data acquisition. The Company utilized a number of different Bipolar, BiCMOS, and CMOS silicon process technologies in the design of these products and a number of different silicon foundries for their manufacture.

     During 2000, the Company divested its manufacturing test operation and its non-communication product lines and focused its marketing, engineering and product development on new communications products, including some wired networking products, but most notably broadband wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, the Company is developing highly integrated, high performance RF transceivers, baseband processors, and embedded software for a number of emerging and established broadband wireless market applications. During 2001, the Company established itself as a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market, and expects the revenue contribution from wireless products to continue to increase as a percentage of total revenues. Communications products for both wired local area networks and wireless applications represented 100%, 42%, and 47% of net revenues for 2001, 2000, and 1999 respectively.

  REVENUE RECOGNITION

     The Company recognizes revenue of product shipped directly to OEM customers at the time of shipment. During 2001, the Company's top ten OEM customers accounted for approximately 69% of net revenues. The Company defers recognition of revenues and gross margin from sales of its products to authorized distributors until the distributor resells the product to its customers. In 2001, sales through authorized domestic distributors represented 13% of net revenues. Total international sales through authorized international distributors represented 16% of net revenues, exclusive of sales to Uniden. Sales to Uniden pass through an international distributor, and are recognized as revenue upon the distributor's resale to the end customer. However, these sales are classified as OEM in percent of net revenue presentation, since the distributor does not fulfill a traditional distributor stocking role for this customer.

     The Company's key customers have placed and could continue to place large orders on an irregular and sometimes seasonal basis, causing quarterly revenues to change or fluctuate significantly. The reduction, delay, or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. The Company expects that a current customer of its wireless products could account for a disproportionately large percentage of future revenues, and this customer's markets are seasonal and consumer-oriented. Any reduction, delay or cancellation of orders from this customer for any reason would have a material and adverse affect on the Company.

     The Company's gross margin has been affected and may continue to be affected by a number of contributing factors including, but not limited to, the age of products in their respective life cycles, competitors' pricing strategies, manufacturing efficiencies, material and outside contractor costs, availability of new products, customer acceptance of new products, and acceptance of our customers' new products by their respective customers. The Company's product strategy is to develop and introduce new products with increased value added to its customers with the intention of offsetting the inevitable erosion of gross margins on existing products.

  ANNUAL RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   46.4     51.3     49.4
                                                              -----    -----    -----
  Gross margin..............................................   53.6     48.7     50.6
Operating expenses:
  Research and development..................................   72.3     35.9     29.7
  Selling, general and administrative.......................   43.7     26.6     22.3
  Legal settlement and related cost.........................    0.0     21.4      4.0
                                                              -----    -----    -----
     Total operating expenses...............................  116.0     83.9     56.0
                                                              -----    -----    -----
Loss from operations........................................  (62.4)   (35.2)    (5.4)
Interest income, net........................................    3.9      4.1      2.7
                                                              -----    -----    -----
Loss before provision for taxes.............................  (58.5)   (31.1)    (2.7)
Provision (benefit) for taxes...............................   14.7      0.2     (1.7)
                                                              -----    -----    -----
Net loss....................................................  (73.2)%  (31.3)%   (1.0)%
                                                              =====    =====    =====

  NET REVENUES

     Net revenues were $22.1 million for 2001, $37.7 million for 2000, and $46.6 million for 1999. Net revenues in 2001 decreased 41% from net revenues in 2000, and net revenues in 2000 decreased 19% from net revenues in 1999. The main reasons for the decline in revenue from 1999 to 2000 were the sale of the Company's power management, bus interface, and video product lines to Fairchild Semiconductor Corporation in September, 2000, combined with downward-trending networking revenue caused by the maturation of the Company's networking products. The decline in revenue from 2000 to 2001 was due to the fact that 2001 was the first full year of operations following the product line sale to Fairchild in September 2000, combined with the continual reduction in revenue from older networking products, partially offset by the Company's first shipments of wireless RF transceivers. Revenues of the Company's RF transceivers totalled $10.3 million, or 47% of net revenues, for 2001. Revenues of the Company's networking products for 2001 totaled $11.8 million, or 53% of net revenues, compared to $15.3 million, or 41% of net revenues for 2000 and $22.1 million, or 47% of net revenues for 1999. It is anticipated that in the future, revenues from networking products will continue to decline both in absolute dollars and as a percent of revenues.

     International revenues for 2001 totaled $17.8 million, or 81% of net revenues, compared to $17.6 million, or 47% of net revenues, for 2000, and $19.5 million, or 42% of net revenues, for 1999. Domestic revenues were approximately 19% of net revenues for 2001, compared to 53% for 2000 and

58% for 1999. The increase in international revenues as a percentage of total net revenues is due to sales of the Company's wireless products to a large, international customer. The higher percentage of international revenues is anticipated to continue.

  GROSS MARGIN

     The Company's gross margin is affected by the volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. Gross margin is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     The Company's gross margin percentage was 54% in 2001, 49% in 2000, and 51% in 1999. The decrease in gross margin percentage from 1999 to 2000 was due to fixed overheads being spread over a smaller revenue base. The increase in gross margin percentage from 2000 to 2001 was the result of lower subcontractor test and assembly costs, lower semiconductor fabrication costs, and reduced overhead expenses achieved after the sale of product line to Fairchild Semiconductor Corporation in September 2000. The Company expects that, although the release of new products at high prices will have a small favorable effect on margins, the general trend in gross margins in the future may be downward, as the Company enters competitive consumer-oriented markets for digital cordless telephones and wireless networks.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses include costs associated with the definition, design and development of new products. In addition, research and development expenses include test development and prototype costs associated with new product development. The Company also expenses wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

     Research and development expenses were $16.0 million for 2001, or 72% of net revenues, compared to $13.5 million, or 36% of net revenues, in 2000, and $13.8 million, or 30% of net revenues, in 1999. The increase in product development expenses is the result of the Company's engineering program to develop highly integrated, high performance RF transceivers, baseband processors, and embedded software for broadband wireless market applications. The Company believes that continued high levels of new product development are critical to its future success. Because of continued investment in broadband wireless networking products, research and development expenses are anticipated to remain high in absolute dollars.

  SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were $9.6 million for 2001, or 44% of net revenues, compared to $10.0 million, or 27% of net revenues, in 2000, and $10.4 million, or 22% of net revenues, in 1999. The expense decrease of $0.4 million, or 4%, in 2001 compared to 2000, is primarily due to lower administrative headcount and expenses, and lower variable sales costs due to lower revenue. The decrease in 2000, compared to 1999, is primarily attributable to lower headcount, patent and advertising costs. We believe that selling, general and administrative expenses in the future will rise moderately, due mainly to increases in variable selling costs associated with potential increases in revenues, and higher marketing expenses incurred in connection with the introduction of new products.

  LEGAL SETTLEMENT AND RELATED COSTS

     The financial results in 2000 include a pre-tax charge of $8.1 million for legal costs, of which $7.0 million was for the out of court settlement of a legal claim filed against the Company in December 1998 by Accton Technology Corporation. The financial results in fiscal 1999 include a pre-tax charge of $1.9 million associated with the settlement of a legal claim.

  INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income was $2.2 million for 2001, $2.1 million for 2000 and $1.5 million for 1999. Interest income is affected by changes in the Company's cash balances as well as prevailing interest rates. Interest and other expense was $1.4 million in 2001, $530,000 in 2000, and $243,000 in 1999. The increase in interest and other expense is due to a $1.0 million charge for a discount granted to accelerate the payment of a note receivable that was issued to the Company by the purchaser of Micro Linear's test operations in April of 2000.

  PROVISION FOR INCOME TAXES

     The Company's effective tax rate was negative 25% for 2001, negative .5% for 2000 and positive 64% for 1999. The negative 25% effective rate for 2001 is due primarily to the recording of a valuation allowance against the deferred tax assets as of December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $8.7 million and $8.0 million in fiscal years 2001 and 2000, respectively. Net cash provided by operations was $6.0 million in fiscal year 1999. The decrease in net cash provided by operating activities in 2001 compared to 2000 was primarily attributable to a higher net loss, increases in accounts receivable and inventories, and decreases in accounts payable and other liabilities, offset to some degree by a decrease in other assets. The decrease in operating cash flows in 2000 compared to 1999 was due to the higher net loss and an increase in other current assets, partially offset by a decrease in accounts receivable and inventories.

     Net cash provided by investing activities was $5.8 million and $15.0 million in fiscal years 2001 and 2000, respectively. Net cash used in investing activities was $4.3 million in fiscal year 1999. The increase in net cash provided by investing activities in 2000 compared to 1999 was primarily attributable to the sale of assets to Artest Corporation, the sale of assets and equipment to Fairchild Semiconductor Corporation, and net proceeds from the sale of short-term investments. Cash proceeds of approximately $11 million were received from the sale of assets to Fairchild Semiconductor Corporation in September, 2000. Additionally, in April 2000, the Company signed an agreement with Artest Corporation to sell its test operations for cash proceeds of $1.0 million and a note receivable of $4.9 million. During 2001, all but $143,000 of the note was repaid after a $1.0 million discount was granted to accelerate the payment of the note. The decrease in cash provided by investing activities in 2001 compared to 2000 is due to the year 2000 sale to Fairchild Semiconductor Corporation and a decrease in net purchases of short-term investments, partially offset by proceeds from the note receivable from Artest.

     Net cash provided by financing activities was $124,000 and $3.3 million in fiscal years 2001 and 2000, respectively. Net cash used in financing activities was $674,000 in fiscal year 1999. The decrease in cash provided by financing activities in 2001 compared to 2000 was due to a decrease in the proceeds from issuance of common stock under the Company's stock option and stock purchase plans. The increase in cash provided by financing activities in 2000 compared to 1999 was due to an increase in the proceeds from issuance of common stock under the Company's stock option and stock purchase plans. During 1999, the Company repurchased 283,400 shares of its common stock at an aggregate cost of $1.5 million. From January 1996 through the end of 1999, the Company repurchased 2,696,900 shares of its common stock at an aggregate cost of $20.2 million. The Company terminated this share repurchase program at the end of the first quarter of 1999.

                        CONTRACTUAL OBLIGATIONS BY YEAR

                                             LONG-TERM   INVENTORY     OPERATING AND
YEAR                                           DEBT      COMMITMENT   FACILITY LEASES    TOTAL
----                                         ---------   ----------   ---------------   -------
2002.......................................   $  429       $1,441         $1,888        $ 3,758
2003.......................................      429                       1,823          2,252
2004.......................................    2,174                       1,766          3,940
2005.......................................                                  181            181
2006.......................................                                  136            136
Thereafter.................................       --           --             --             --
                                              ------       ------         ------        -------
TOTAL......................................   $3,032       $1,441         $5,794        $10,267
                                              ======       ======         ======        =======

     Working capital was $24.6 million at December 31, 2001, which includes cash and cash equivalents of $14.9 million and short-term investments of $13.0 million.

     The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are as follows:

     - Revenue recognition;

     - Estimating accrued liabilities and allowance for doubtful accounts;

     - Inventory valuation;

     - Accounting for income taxes; and

     - Valuation of long-lived and intangible assets

  REVENUE RECOGNITION

     The Company recognizes revenue of product shipped directly to OEM customers at the time of shipment, provided that the Company has received a signed purchase order, the price is fixed, title has transferred, and collection of resulting receivable is reasonably assured. The Company defers recognition of revenue from sale of its products to authorized distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to authorized distributors is deferred to inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers.

  ESTIMATING ACCRUED LIABILITIES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

     The Company performs ongoing credit evaluation of its customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer's financial statements, credit rating, bank and credit references. The Company does not generally require collateral from the customer. Occasionally, particularly on international sales, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on management's review. The accounts receivable balance was $1,301,000, net of allowance for doubtful accounts of $125,000, as of December 31, 2001. An unexpected material change in a major customer's ability to meet its obligation could have an adverse material effect on the Company's financial position and results of operations.

  INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY

     The Company values inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in-first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon the Company's review of demand for its products in light of projected sales, current market conditions, and market trends. If a significant unanticipated decrease in demand of the Company's products or technological developments occurs, the Company may deem it necessary to provide for additional inventory reserves, which would have a material adverse impact on the Company's gross margin.

  ACCOUNTING FOR INCOME TAXES

     As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $11.2 million as of December 31, 2001, due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which it operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation allowance, which could materially impact the Company's financial position and results of operations.

  VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

     The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 2000, the Company wrote down approximately $1,891,000 of impaired long-lived assets consisting of equipment and facility improvements used in the manufacture of product lines sold to Fairchild Semiconductor Corporation in September, 2000, and used in the Company's test operations, which were sold to Artest Corporation in April 2000. Based on the change in the Company's business model, the Company believes that sustained use of this equipment and facility improvements was unlikely.

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

     The Company's operating results have fluctuated in the past and are likely to continue to fluctuate in the future, on an annual and a quarterly basis, as a result of several factors, many of which are outside of the Company's control. Some of the factors that may cause these fluctuations include:

     - the level and timing of spending by Micro Linear's customers, both in the U.S. and in foreign markets;

     - changes in market demand, including seasonality and cyclicality;

     - the timing, amount, cancellation or rescheduling of customer orders;

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

     - economic conditions specific to the networking and wireless industries and markets, and general economic conditions;

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

     The markets for the Company's products are characterized by intense competition and decreasing selling prices, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. Competitors include significantly larger corporations such as National Semiconductor, Infineon, Philips, Texas Instruments, Broadcom, Micrel, Intel, Intersil, and Agere. Additional competition could come from new entrants in these markets. Most of the Company's competitors are substantially larger and have greater financial, technical, marketing and other resources than Micro Linear. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the broadband wireless local area network market for longer than the Company has, and therefore have more long-standing and established relationships with domestic and foreign customers. The Company may not be able to compete successfully in the future and competition may harm Micro Linear's business.

     The computer networking equipment market and the broadband wireless local area network market are characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, these markets have undergone a period of rapid growth and experienced consolidation among the competitors in the market in recent years. The Company expects its dependency on sales to network equipment manufacturers to continue. The Company's business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, the Company has experienced lower margins in certain of its products. There can be no assurance as to when or if such pricing pressure will lessen. Such pricing pressures will have an adverse effect on the Company's results of operations unless they can be offset by higher margins on other products or reduced operating expenses.

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

     The broadband wireless local area networking and computer equipment networking markets are characterized by continuing technological advancement, changes in customer requirements and evolving industry standards. To compete successfully, the Company must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, the Company may not be able to successfully develop or introduce these products, if the Company's products:

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

     In addition, to successfully develop and market our broadband wireless local area network products, the Company will be required to retain and attract new personnel with engineering design experience and expertise. Competition for qualified personnel is intense. The Company may not be successful in retaining and attracting qualified personnel.

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

     As a result of the sale of the Company's power management, bus interface, and video product lines to Fairchild in September 2000, the Company's products and served markets have narrowed over previous years. This has had, and will continue to have, a material and adverse effect on the Company's future revenues, profitability, and cash. The change in the focus of the Company's business to broadband wireless local area networks following the sale of its test operations to Artest Corporation and its power management, bus interface and video product lines to Fairchild Semiconductor Corporation has placed, and is expected to continue to place, a significant strain on personnel, management and other resources, including financial reserves. During the realignment of the Company's business, revenue will be lower than in prior years, and the Company anticipates it will operate at a loss. The Company's ability to manage its business effectively in the future, including any future growth, will require the successful attraction, training, motivation and management of new employees, the integration of new employees into the Company's overall operations, and the retention of key employees, as well as the continual improvement in the Company's operational, financial and management systems. If the Company fails to manage future growth effectively, its future business could suffer.

  The Company is currently operating at a loss, and consuming cash. Despite this, the Company plans to continue to invest heavily in product development, and may increase its spending.

     Successful engineering development and market penetration in the product areas the Company has chosen will require continued high levels of engineering and product development expense. The Company is currently operating below break-even, and is consuming cash for operations, capital spending and working capital. The Company's networking products are reaching maturity and revenue from this product line is expected to decline, adversely affecting the Company's operating results. While the Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months, there can be no assurance that the Company will achieve its goal of revenue growth, profits, and positive cash flow.

  The Company depends on local area network and telecommunications spending for its revenue and any decrease or delay in spending in these industries would negatively impact future resources, operating results and financial condition.

     Demand for the Company's products in the future will depend on the magnitude and timing of spending by local area network providers and telecommunications equipment suppliers. Spending in these areas is dependent upon a variety of factors, including competitive pressures, discretionary consumer spending patterns, and general economic conditions.

     During 2001, the Company experienced a slowdown in new orders, had cancellations of or holds placed on existing orders, and had reductions in orders received over prior periods due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of the Company's revenues have resulted from sales to a relatively few customers, a delay in orders from any one customer could have a material adverse effect on future revenues in a particular quarter.

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

     Historically, a significant majority of the Company's revenues have been attributable to sales to a relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2001, 2000 and 1999 accounted for approximately 75%, 51% and 51% of net revenues, respectively. Sales to domestic distributors in 2001, 2000 and 1999 accounted for approximately 13%, 29% and 29% of net revenues. The Company anticipates that it will continue to be dependent on a limited number of key customers and distributors for a significant portion of its net revenues. The reduction, delay or cancellation of orders from one or more significant customers for any reason could materially and adversely affect the Company's operating results. In addition, since the Company's products are all sole-sourced to its customers, the Company's operating results could be materially and adversely affected if one or more of its major customers were to develop other sources of supply.

     Although the Company's contract terms vary from customer to customer, customers for standard products may generally cancel or reschedule orders to purchase standard products outside 30 days without significant penalty to the customer. As a result, the quantities of the Company's products to be delivered and delivery schedules are frequently revised by customers to reflect changes in such customers' needs. Since backlog can be canceled or rescheduled, the Company's backlog at any time is not necessarily indicative of future revenue.

  The Company depends on international sales and is subject to the risks associated with international operations, which may negatively affect profitability.

     Sales to customers outside of the United States in 2001, 2000 and 1999 represented 81%, 47% and 42% of net revenues, respectively, and the Company expects that international sales will continue to generate a substantial, and possibly increasing, proportion of net revenues for the foreseeable future. The Company's international operations are subject to a number of risks, including:

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

     - loss of one or more international distributors;

     - geo-political risks, changes in diplomatic and trade relationships and economic instability; and

     - the effects of the terrorist attacks on the United States, the United States' war on international terrorism and any related conflicts or similar events worldwide.

     While the Company's international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause products to become relatively more expensive to customers in a particular country, while competitors' products denominated in local currencies become less expensive, leading to a reduction in sales or profitability in that country. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in operating results. Furthermore, payment cycles for international customers are typically longer than those for customers in the United States. Unpredictable sales cycles could cause the Company to fail to meet the expectations of security analysts and investors for any given period. Further, foreign markets may not continue to develop. Substantially all of the Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. The Company has not experienced any material difficulties in obtaining export licenses; however, there can be no assurance that such export licenses will be available in the future.

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

     Complex products such as those designed by the Company frequently contain errors, defects, and bugs when first introduced or as new versions are released. These errors, defects and bugs could be discovered after the Company begins to ship products, despite thorough testing by the Company, contracted test houses, and customers. The Company has discovered such errors, defects, and bugs in the past. The Company would have to expend significant resources to remedy these problems, and could face legal claims by customers and others. Delivery of products with these defects, or with reliability, quality or compatibility problems, could adversely affect market acceptance of the Company's products. This could damage the Company's reputation and harm its ability to attract and retain customers. Product defects could also cause interruptions, delays or cancellations of sales to customers, as well as claims against the Company by its customers or others.

  The cyclicality of the semiconductor industry may harm the company's business.

     The semiconductor industry has experienced significant downturns and wide fluctuations in supply and demand in the past. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This has caused significant variances in product demand, production capacity, and aggravated selling price declines. This cyclicality, which is expected to continue into the future, could harm the Company's business, financial condition, and results of operations.

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

     The Company utilizes outside foundries for all wafer requirements. While the Company believes that utilizing outside foundries enables it to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies, there are significant risks associated with the reliance on outside foundries, including the lack of both assured wafer supply and control over delivery schedules, the unavailability of or delays in obtaining access to key process technologies and limited control over manufacturing yields and production costs. In addition, the manufacture of integrated circuits is a highly complex and technically demanding process. Although the Company has undertaken to diversify its sources of wafer supply and has worked closely with its foundries to minimize the likelihood of reduced manufacturing yields, foundries have from time to time experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Such reduced yields have at times materially adversely affected the Company's operating results, and in the future, foundries may experience lower than expected manufacturing yields, which could materially and adversely affect the Company's business and operating results. In addition, dependence on foundries located outside of the United States subjects the Company to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. In particular, the Company depends on foundries in Taiwan and Singapore, which could increase risks due to political instability in that region.

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

     The Company relies principally on one outside test service subcontractor to test its products. The Company generally does not have a guaranteed level of test capacity at this subcontractor. Therefore, the test service supplier could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Any sudden demand for an increased amount of testing or sudden reduction or elimination of any existing source of test capacity could result in a material delay in the shipment of the Company's products. Material disruptions in the availability of test services, which have occurred periodically in the past, may occur in the future. Any such disruption could have a material adverse effect on operating results. If such a disruption occurs and the Company is unable to qualify alternative testing sources for existing or new products in a timely manner, the Company's business and operating results would be materially and adversely affected.

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

     The manufacture of integrated circuits is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. In addition, yields can be affected by minute impurities in the environment or other problems that occur in the complex manufacturing process. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. At various times in the past, the Company's foundries have experienced lower than anticipated yields that have adversely affected production and, consequently, operating results. The manufacturing processes utilized by the Company's foundries are continuously being improved in an effort to increase yield and product performance. Process changes can result in interruptions in production or significantly reduced yields. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that the Company's foundries will not experience irregularities, adverse yield fluctuations or other manufacturing problems in its manufacturing processes, any of which could result in production interruption or delivery delays and materially and adversely affect the Company's business and results of operations. The Company currently intends to continue to rely exclusively upon its outside foundries for its wafer fabrication requirements.

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

  The manufacturing processes of the Company's foundries and subcontractors use hazardous chemicals.

     Certain of the Company's wafer suppliers and its test and assembly contractors are subject to a variety of U.S. and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing process. The failure by the Company's suppliers or subcontractors to comply with present or future environmental regulations could result in fines, suspension of production or cessation of operations. Such regulations could also require the Company's suppliers or subcontractors to acquire equipment or to incur other substantial expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company's suppliers or subcontractors, product costs could significantly increase, thus materially and adversely affecting the Company's results of operations. Additionally, the Company is subject to a variety of governmental regulations relating to its operations, such as environmental, labor and export control regulations. While the Company believes it has obtained all permits necessary to conduct its business, the failure to comply with present and future regulations could result in fines being imposed on the Company or suspension or cessation of operations. Any failure by the Company or its suppliers or subcontractors to control the use of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities, and could have a material adverse effect on the Company's business and operating results.

  Competition for qualified personnel is intense and the company may not be successful in attracting and retaining personnel.

     The Company's future success will depend, to a significant extent, on its ability to retain and motivate high caliber personnel, in addition to attracting new personnel. Competition for qualified technical and other personnel is intense, particularly in the San Francisco Bay Area, and the Company may not be successful in attracting and retaining such personnel.

     Competitors and others have in the past and may in the future attempt to recruit the Company's employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, the Company generally does not have employment contracts or non-competition agreements with any of its personnel. The loss of the services of any of key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical personnel, could negatively affect the Company's business.

  The Company's failure to adequately protect proprietary rights may adversely affect future business.

     The Company owns six U.S. patents, and has eight U.S. patent applications pending. The Company has ten foreign patent applications pending. Through a sale of a portion of its assets, the Company maintains a royalty free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

     The Company intends to continue to seek patents on new products. Although the Company attempts to protect its intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures, there can be no assurance that any patent, trademark, copyright or other intellectual property rights owned by the Company will not be invalidated, circumvented or challenged, or that such intellectual property rights will provide competitive advantages, or that any pending or future patent applications will be issued with the scope of the claims sought by the Company. There is no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents that the Company owns. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which the Company does business or may do business in the future.

     The Company believes that the future success of its business will depend on its ability to translate the technological expertise and innovation of personnel into new and enhanced products. The Company generally enters into confidentiality or license agreements with its employees, consultants, vendors and customers as needed, and generally limits access to and distribution of its proprietary information. Nevertheless, the Company cannot provide assurance that the steps taken will prevent misappropriation of its technology. In addition, the Company has taken in the past, and may take in the future, legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. The Company is presently involved in litigation with a party that has claimed infringement of their patent. The financial impact of this litigation is not expected to have a material impact on financial results; however, a third party could make a valid claim, and if a license were not available on commercially reasonable terms, future operating results could be materially and adversely affected. The failure to obtain necessary licenses or the occurrence of litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on future business and operating results.

  The Company could be the target for costly disputes and litigation.

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. On May 23, 2001, Pioneer filed a Petition for appeal with the Supreme Court. The Company filed its Opposition to the Petition on June 25, 2001. The Supreme Court has not yet rendered its decision on whether to hear the appeal.

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

  The Company relies on a continuous power supply to conduct its operations, and California's energy crisis could disrupt operations and increase the Company's expenses.

     California is in the midst of an energy crisis, and has recently experienced prolonged energy alerts and, at times, rolling blackouts that could disrupt our operations and increase our expenses. If blackouts interrupt our power supply or the power supply of any of our customers, we or our customers may be temporarily unable to operate. Any interruption in our ability to continue operations could delay the development or interfere with the sales of our products. Future interruptions could harm our ability to retain existing customers and obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results or operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and most of our employees are based in California.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     As of December 31, 2001, the Company's investment portfolio consisted of U.S. government obligations and commercial paper of $27.7 million, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). These securities are subject to interest rate risk and will decline in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect to recognize such an adverse impact in income or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Financial Statements:
  Report of PricewaterhouseCoopers LLP, Independent
     Accountants............................................    37
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................    38
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................    39
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........    40
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................    41
  Notes to Consolidated Financial Statements................    43
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2001, 2000 and 1999...........    71

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

                            MICRO LINEAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 14,888   $ 17,664
  Short-term investments....................................    13,018     18,100
  Accounts receivable, net of allowance for doubtful
    accounts of $125 and $406 at December 31, 2001 and 2000,
    respectively............................................     1,301        783
  Inventories...............................................     3,632      1,406
  Deferred tax assets.......................................        --      4,235
  Other current assets......................................     1,135      7,242
                                                              --------   --------
    Total current assets....................................    33,974     49,430
Property, plant and equipment, net..........................    10,326     10,507
Other assets:
  Notes receivable..........................................        --      2,643
  Other assets..............................................       213         --
                                                              --------   --------
      Total assets..........................................  $ 44,513   $ 62,580
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,361   $  3,021
  Accrued compensation and benefits.........................     1,679      1,857
  Deferred income on shipments to distributors..............     2,888      2,718
  Accrued commissions.......................................       282        462
  Other accrued liabilities.................................     1,950      3,036
  Current portion of long-term debt.........................       239        226
                                                              --------   --------
    Total current liabilities...............................     9,399     11,320
                                                              --------   --------
Long-term debt..............................................     2,308      2,547
Deferred tax liabilities....................................        --        705
                                                              --------   --------
      Total liabilities.....................................    11,707     14,572
                                                              --------   --------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.001 par value; Authorized shares
    5,000,000; None issued..................................        --         --
  Common stock, $.001 par value; Authorized shares
    30,000,000; Issued shares 14,760,267 and 14,590,910 at
    December 31, 2001 and 2000 and respectively; Outstanding
    shares 12,063,367 and 11,894,010 at December 31, 2001
    and 2000 respectively...................................        15         15
  Additional paid-in capital................................    59,945     59,125
  Notes receivable from stockholders........................        (6)       (63)
  Retained (deficit) earnings...............................    (7,000)     9,159
  Accumulated other comprehensive income....................        85          5
  Treasury stock, at cost, 2,696,900 shares at December 31,
    2001 and 2000...........................................   (20,233)   (20,233)
                                                              --------   --------
    Total stockholders' equity..............................    32,806     48,008
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 44,513   $ 62,580
                                                              ========   ========

        See accompanying notes to the consolidated financial statements.

                            MICRO LINEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                             2001       2000      1999
                                                           --------   --------   -------
Net revenues.............................................  $ 22,085   $ 37,699   $46,645
Cost of revenues.........................................    10,260     19,327    23,030
                                                           --------   --------   -------
  Gross margin...........................................    11,825     18,372    23,615
Operating expenses:
  Research and development...............................    15,971     13,545    13,832
  Selling, general and administrative....................     9,637     10,013    10,401
  Legal settlement and related costs.....................        --      8,080     1,884
                                                           --------   --------   -------
     Total operating expenses............................    25,608     31,638    26,117
                                                           --------   --------   -------
  Loss from operations...................................   (13,783)   (13,266)   (2,502)
Interest and other income................................     2,221      2,075     1,512
Interest and other expense...............................    (1,359)      (530)     (243)
                                                           --------   --------   -------
  Loss before provision for taxes........................   (12,921)   (11,721)   (1,233)
Provision (benefit) for taxes............................     3,238         65      (789)
                                                           --------   --------   -------
  Net loss...............................................  $(16,159)  $(11,786)  $  (444)
                                                           ========   ========   =======
Net loss per share:
Basic:
  Net loss per share.....................................  $  (1.35)  $  (1.01)  $ (0.04)
                                                           ========   ========   =======
  Weighted average number of shares used in per share
     computation.........................................    11,935     11,635    10,999
                                                           ========   ========   =======
Diluted:
  Net loss per share.....................................  $  (1.35)  $  (1.01)  $ (0.04)
                                                           ========   ========   =======
  Weighted average number of shares used in per share
     computation.........................................    11,935     11,635    10,999
                                                           ========   ========   =======

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   NOTES        ACCUMULATED
                                COMMON STOCK       ADDITIONAL    RECEIVABLE        OTHER                                 TOTAL
                             -------------------    PAID-IN         FROM       COMPREHENSIVE   RETAINED   TREASURY   STOCKHOLDERS'
                               SHARES     AMOUNT    CAPITAL     SHAREHOLDERS       LOSS        EARNINGS    STOCK        EQUITY
                             ----------   ------   ----------   ------------   -------------   --------   --------   -------------
BALANCE AT DECEMBER 31,
 1998......................  11,104,280    $14      $54,125         $ --           $ --        $ 21,389   $(18,719)    $ 56,809
 Exercise of stock
   options.................     245,582     --          484           --             --              --         --          484
 Shares purchased under
   employee stock purchase
   plan....................      55,380     --          181           --             --              --         --          181
 Tax benefit of options
   exercised...............          --     --          149           --             --              --         --          149
 Amortization of deferred
   compensation............          --     --           87           --             --              --         --           87
 Purchase of treasury
   stock...................    (283,400)    --                        --                             --     (1,514)      (1,514)
 Net loss..................          --     --           --           --             --            (444)        --         (444)
 Unrealized loss on short-
   term investments........          --     --           --           --            (49)             --         --          (49)
                             ----------    ---      -------         ----           ----        --------   --------     --------
BALANCE AT DECEMBER 31,
 1999......................  11,121,842     14       55,026           --            (49)         20,945    (20,233)      55,703
 Stock options exercised
   under employee stock
   option plans............     719,110      1        3,339                          --              --         --        3,340
 Issuance of employee note
   receivable..............                                          (63)                                                   (63)
 Stock options exercised
   under directors' stock
   option plan.............      33,517     --          120           --             --              --         --          120
 Shares purchased under
   employee stock purchase
   plan....................      19,541     --           98           --             --              --         --           98
 Amortization of deferred
   compensation............          --     --          542           --             --              --         --          542
 Net loss..................          --     --           --           --             --         (11,786)        --      (11,786)
 Unrealized gain on short-
   term investments........          --     --           --           --             54              --         --           54
                             ----------    ---      -------         ----           ----        --------   --------     --------
BALANCE AT DECEMBER 31,
 2000......................  11,894,010     15       59,125          (63)             5           9,159    (20,233)      48,008
 Stock options exercised
   under employee stock
   option plans............     148,845     --          307           --             --              --         --          307
 Repayment of note
   receivable..............                 --           --           57             --              --         --           57
 Shares purchased under
   employee stock purchase
   plan....................      20,512     --           43           --             --              --         --           43
 Amortization of deferred
   compensation............          --     --          470           --             --              --         --          470
 Net loss..................          --     --           --           --             --         (16,159)        --      (16,159)
 Unrealized gain on short-
   term investments........          --     --           --           --             80              --         --           80
                             ----------    ---      -------         ----           ----        --------   --------     --------
BALANCE AT DECEMBER 31,
 2001......................  12,063,367    $15      $59,945         $ (6)          $ 85        $ (7,000)  $(20,233)    $ 32,806
                             ==========    ===      =======         ====           ====        ========   ========     ========


                             COMPREHENSIVE
                                 LOSS
                             -------------
BALANCE AT DECEMBER 31,
 1998......................    $     --
 Exercise of stock
   options.................
 Shares purchased under
   employee stock purchase
   plan....................
 Tax benefit of options
   exercised...............
 Amortization of deferred
   compensation............
 Purchase of treasury
   stock...................
 Net loss..................        (444)
 Unrealized loss on short-
   term investments........         (49)
                               --------
BALANCE AT DECEMBER 31,
 1999......................    $   (493)
                               ========
 Stock options exercised
   under employee stock
   option plans............
 Issuance of employee note
   receivable..............
 Stock options exercised
   under directors' stock
   option plan.............
 Shares purchased under
   employee stock purchase
   plan....................
 Amortization of deferred
   compensation............
 Net loss..................     (11,786)
 Unrealized gain on short-
   term investments........          54
                               --------
BALANCE AT DECEMBER 31,
 2000......................    $(11,732)
                               ========
 Stock options exercised
   under employee stock
   option plans............
 Repayment of note
   receivable..............
 Shares purchased under
   employee stock purchase
   plan....................
 Amortization of deferred
   compensation............
 Net loss..................     (16,159)
 Unrealized gain on short-
   term investments........          80
                               --------
BALANCE AT DECEMBER 31,
 2001......................    $(16,079)
                               ========

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Operating activities:
  Net loss..................................................  $(16,159)  $(11,786)  $   (444)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     2,112      3,507      4,570
    Loss (gain) on disposal of property and equipment.......         7      1,891        (11)
    Gain on sale of assets..................................                  (80)        --
    Unrealized gain (loss) on short-term investments........        80          5        (49)
    Tax effect from employee stock plans....................        --         --        149
    Deferred income tax.....................................     3,530         --      1,203
    Amortization of deferred compensation...................       470        542         87
  Changes in assets and liabilities:
    Accounts receivable.....................................      (518)     4,979       (286)
    Inventories(1)..........................................    (2,226)    (3,735)     1,343
    Other assets(1).........................................     5,894     (3,636)      (536)
    Accounts payable........................................      (660)    (1,078)     1,069
    Accrued compensation, accrued commissions and other
       accrued liabilities(1)...............................    (1,444)     1,901     (1,639)
    Deferred income on shipments to distributors............       170       (517)       496
                                                              --------   --------   --------
       Net cash (used in) provided by operating
         activities.........................................    (8,744)    (8,007)     5,952
                                                              --------   --------   --------
Investing activities:
  Purchases of property and equipment.......................    (1,944)    (3,188)    (3,219)
  Proceeds from sale of assets and equipment(1),(2).........         6     11,775        114
  Proceeds from note receivable(2)..........................     2,700        330         --
  Purchases of short-term investments.......................   (22,867)   (56,218)   (35,313)
  Proceeds from sales and maturities of short-term
    investments.............................................    27,949     62,289     34,128
                                                              --------   --------   --------
       Net cash provided by (used in) investing
         activities.........................................     5,844     14,988     (4,290)
                                                              --------   --------   --------
Financing activities:
  Principal payments under capital lease obligations and
    debt....................................................      (226)      (193)    (2,825)
  Proceeds from debt refinancing............................        --         --      3,000
  Proceeds from issuance of common stock....................       350      3,495        665
  Purchase of treasury stock of the Company.................        --         --     (1,514)
                                                              --------   --------   --------
       Net cash provided by (used in) financing
         activities.........................................       124      3,302       (674)
                                                              --------   --------   --------
  Net increase (decrease) in cash and cash equivalents......    (2,776)    10,283        988
  Cash and cash equivalents at beginning of period..........    17,664      7,381      6,393
                                                              --------   --------   --------
  Cash and cash equivalents at end of period................  $ 14,888   $ 17,664   $  7,381
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    186   $    236   $    243
    Income taxes............................................  $     --   $     --   $    261

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

(2) Includes the sale of property and equipment to Artest Corporation in the amount of $5,956,000. The Company received cash proceeds of $1,000,000 and a note receivable of $4,956,000 on the effective date of the sale. The Company recognized a loss on the sale of assets of $145,000. Cash proceeds of $330,000 related to the note receivable had been collected as of December 31, 2000. During 2001, all except $143,000 of the note was repaid after a $1.0 million discount was granted to accelerate the payment of the note.

          See accompanying notes to consolidated financial statements.

                            MICRO LINEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     Micro Linear Corporation (the "Company") supplies integrated circuits for a number of applications in the communications market. These products are used by customers to create advanced solutions to high-speed networks supporting broadband digital voice, data, and video transmission in the enterprise, small office/home office (SOHO), and home markets. The Company sells its products to original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products, primarily in North America, Asia and Europe. The Company is headquartered in San Jose, California and has two research centers, one in Salt Lake City, Utah and the other in the United Kingdom. The Company operates in a single industry segment.

     The Company anticipates that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. The Company's liquidity is affected by many factors, including, among others, the extent to which the Company pursues additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, and the level of the Company's product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

  BASIS OF PRESENTATION

     The Company reports results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2001, 2000, and 1999 ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Fiscal years 2001, 2000 and 1999 were comprised of 52 weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

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

                            MICRO LINEAR CORPORATION

  REVENUE RECOGNITION AND DEFERRED INCOME

     Revenue from product sales to customers other than sales to distributors are recorded when products are shipped, provided that the Company has received a signed purchase order, the price is fixed, title has transferred and collection of resulting receivable is reasonably assured. Sales made to distributors under agreements allowing price protection and right of return are deferred until the merchandise is resold by the distributors.

  RESEARCH AND DEVELOPMENT

     The Company expenses the cost of research and development as incurred. Research and development expenses principally consist of payroll and related costs and the cost of prototypes.

  CONCENTRATION OF CREDIT RISK AND FOREIGN SALES

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

     The Company invests primarily in money market funds and high quality commercial paper instruments. Cash equivalents are maintained with high quality institutions. The composition and maturities of cash equivalents are regularly monitored by management. The Company's short-term investments at December 31, 2001 consist of mutual funds invested mainly in U.S. Government debt securities. The Company has classified all short-term investments as available-for-sale.

     The Company's sale and purchase transactions are denominated in U.S. dollars. The Company primarily sells its products to original equipment manufacturers and distributors. The Company believes that the concentration of credit risk in its trade accounts receivable is substantially mitigated by the Company's evaluation process, relatively short collection terms and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. In fiscal 2001, two customers accounted for 46% and 11% of net revenues. In fiscal 2000, one customer accounted for 23% of net revenues. In fiscal 1999, three customers accounted for 23%, 12% and 10% of net revenues, respectively. In addition, sales to foreign customers represented approximately 81%, 45% and 42% of net revenues for fiscal years 2001, 2000 and 1999, respectively. These sales were principally to customers in Europe and Asia. The Company maintains reserves for potential credit losses and historically such losses have been within management's expectations.

  CASH AND CASH EQUIVALENTS

     The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

                            MICRO LINEAR CORPORATION

  SHORT-TERM INVESTMENTS

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The Company has classified investments in debt securities as available-for-sale. All available-for-sale securities mature in one year or less. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss). Unrealized gains and losses for the years ended December 31, 2001, 2000 and 1999 amounted to $80,000, $54,000, and $(49,000), respectively. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company records its financial assets and liabilities in accordance with generally accepted accounting principles. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued liabilities and certain other long-term assets approximate their fair values due to the short maturity of these instruments. The carrying values of the Company's long-term debt at December 31, 2001 and 2000 approximate fair value based upon the current rate offered to the Company for obligations of the same remaining maturities.

  INVENTORIES

     The Company values inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon the Company's review of demand for its products in light of projected sales, current market conditions, and market trends.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Equipment held under capital lease is stated at the lower of the fair market value of the related asset or the present value of the minimum lease payments and is amortized on a straight line basis over the shorter of the estimated useful life of the related assets or the term of the lease. Repair and maintenance costs are charged to expense as incurred.

                            MICRO LINEAR CORPORATION

     When property and equipment is sold or scrapped, the cost of the asset and the related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss, if any, is included in other income or expense.

  LONG-LIVED ASSETS

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which was issued in March 1995. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During fiscal year 2000, the Company wrote down approximately $1,891,000 of impaired long-lived assets consisting of equipment used in the manufacture and test of its products. The write-down of assets is primarily attributable to the sale of the Company's power management, bus interface, and video product lines to Fairchild Semiconductor Corporation in September, 2000 (see Note 3). Based on the change in the Company's business model, the Company believes that sustained use of the equipment is unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their net realizable value.

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

  STOCK-BASED COMPENSATION

     The Company's employee stock option plan is accounted for in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Expense associated with stock-based compensation is amortized on a straight-line basis over the vesting period of the individual award.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments

                            MICRO LINEAR CORPORATION

That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Under SFAS 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

  COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. For all periods presented, the primary differences between the Company's net income (loss) and comprehensive income (loss) arise from unrealized gains and losses on the Company's short-term investments.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board Issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Micro Linear is required to adopt SFAS No. 142 in fiscal 2002. The Company expects that the initial application of SFAS No. 142 will not have a material impact on its financial statements.

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

                            MICRO LINEAR CORPORATION

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

  RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal year 1999 balances to conform to the fiscal year 2001 presentation.

2.  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Raw materials...............................................  $   --   $   25
Work-in-process.............................................   1,535      710
Finished goods..............................................   2,097      671
                                                              ------   ------
Total inventories...........................................  $3,632   $1,406
                                                              ======   ======

     Other current assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Other receivables...........................................  $   14   $3,942
Note receivable -- current portion..........................     144    1,983
Income tax receivable.......................................      --      504
Prepaid expenses............................................     665      429
Interest receivable.........................................     172      310
Other current assets........................................     140       74
                                                              ------   ------
Total other current assets..................................  $1,135   $7,242
                                                              ======   ======

                            MICRO LINEAR CORPORATION

     Property, plant and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Land........................................................  $ 2,850   $ 2,850
Buildings and improvements..................................    5,519     5,445
Machinery and equipment.....................................   14,105    12,256
Assets held for sale........................................    3,414     3,414
                                                              -------   -------
                                                               25,888    23,965
Accumulated depreciation and amortization...................   15,562    13,458
                                                              -------   -------
Net property, plant and equipment...........................  $10,326   $10,507
                                                              =======   =======

     Depreciation and amortization expense was $2,112,000 and $3,507,000 in fiscal years 2001 and 2000, respectively.

     Other accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Other non-trade payables....................................  $  825   $1,851
Legal and associated........................................     512      608
Customer credits............................................     200      244
Other accrued liabilities...................................     413      333
                                                              ------   ------
Total other accrued liabilities.............................  $1,950   $3,036
                                                              ======   ======

3.  DISPOSITIONS

     In September 2000, the Company completed the sale of certain assets, primarily related to its power management, bus interface and video product lines, to Fairchild Semiconductor Corporation ("Fairchild") for approximately $11 million in cash. After recording expenses of the transaction, the Company recognized a pre-tax gain of approximately $225,000. Approximately 30 of the Company's employees were hired by Fairchild in connection with the sale. The net book value of assets sold to Fairchild and liabilities assumed by the Company consisted of inventories, fixed assets, other assets and accrued liabilities in the amounts of $8.2 million, $1.1 million, $418,000 and $1.0 million, respectively. The Company's ongoing product lines consist of its networking and wireless products.

     In connection with this sale, Fairchild contracted with the Company to provide certain services to Fairchild on an interim basis. These services consisted primarily of purchasing direct material and subcontract manufacturing services on behalf of Fairchild, and invoicing and collecting from Fairchild's

                            MICRO LINEAR CORPORATION
customers. At December 31, 2000, amounts due the Company by Fairchild under this arrangement totaled $3,942,000, and amounts payable to Fairchild for customer collections totaled $2,508,000. These services were terminated during fiscal 2001 and no amount was due to or from Fairchild at December 31, 2001.

     In April 2000, the Company sold certain test equipment with an aggregate net book value of approximately $5.9 million to Artest Corporation ("Artest") and incurred a loss associated with the sale of approximately $145,000. The Company and Artest also signed a three year agreement providing a lease of certain office space to Artest for $22,000 per month, and subcontracting to Artest certain test functions that were previously performed by the Company. Approximately 60 of the Company's employees were hired by Artest in connection with the sale. During 2001, all except $144,000 of the note was repaid after a $1.0 million discount was granted to accelerate payment, and an early termination of the Artest office space lease was negotiated.

4.  LONG-TERM DEBT

     Prior to September 1999, the Company had a note for $3.4 million that bore interest at 9.125% per annum and was secured by a deed of trust on the Company's principal facilities. The note required monthly principal and interest payments of approximately $36,000 through October 1999, with a balloon payment of approximately $2,639,000 due October 31, 1999. In September 1999, the Company refinanced this note with a new note of $3,000,000. The new note bears interest at 7.59% per annum and is secured by a deed of trust on the Company's principal facilities. The note requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of December 31, 2001 and 2000, $2,547,000 and $2,773,000 were outstanding under the loans. The unpaid principal, due within the next twelve months, has been classified to the current portion of long-term debt in accordance with the maturity date of the promissory note.

     Repayments of long-term debt are as follows:

                                                       LONG-TERM
                        YEAR                             DEBT
                        ----                           ---------
2002.................................................   $  239
2003.................................................      268
2004.................................................    2,040
Thereafter...........................................       --
                                                        ------
                                                        $2,547
                                                        ======

                            MICRO LINEAR CORPORATION

5.  NET INCOME (LOSS) PER SHARE

     Following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for the periods presented below (in thousands except per share data):

                                                     YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------
                                           2001                                   2000
                           ------------------------------------   ------------------------------------
                                                          PER-                                   PER-
                              LOSS          SHARES       SHARE       LOSS          SHARES       SHARE
                           (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                           -----------   -------------   ------   -----------   -------------   ------
Basic Income (Loss) Per
 Share:
 Net income (loss)
   available to common
   stockholders..........   $(16,159)       11,935       $(1.35)   $(11,786)       11,635       $(1.01)
                            ========        ======       ======    ========        ======       ======
Diluted Income (Loss) Per
 Share:
 Net income (loss)
   available to common
   stockholders assuming
   dilution..............   $(16,159)       11,935       $(1.35)   $(11,786)       11,635       $(1.01)
                            ========        ======       ======    ========        ======       ======

                                 YEAR ENDED DECEMBER 31,
                           ------------------------------------
                                           1999
                           ------------------------------------
                                                          PER-
                              LOSS          SHARES       SHARE
                           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                           -----------   -------------   ------
Basic Income (Loss) Per
 Share:
 Net income (loss)
   available to common
   stockholders..........     $(444)        10,999       $(0.04)
                              =====         ======       ======
Diluted Income (Loss) Per
 Share:
 Net income (loss)
   available to common
   stockholders assuming
   dilution..............     $(444)        10,999       $(0.04)
                              =====         ======       ======

     Options to purchase 3,734,552, 2,954,675, and 3,347,566 shares of common stock at weighted average exercise prices of $4.47, $5.05, and $5.10 per share were outstanding during 2001, 2000 and 1999 respectively, but were not included in the respective computation of diluted income (loss) per share because such options were anti-dilutive. These options expire periodically from 2002 through 2011.

6.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Company designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company. No such preferred stock was issued or outstanding anytime during fiscal years 2001, 2000 and 1999.

                            MICRO LINEAR CORPORATION

  SHAREHOLDER RIGHTS PLAN

     In August 1998, the Company implemented a plan to protect shareholders' rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one right to purchase one-thousandth of a share of the Company's Series A Participating Preferred Stock (the "Right") at an exercise price of $30.00 per share. The Rights are redeemable by the Company at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. Ten days after a person or group acquires 15% or more of the Company's common stock, each unredeemed Right not owned by a holder of 15% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of common stock of the Company having a market value at the time of twice the Right's exercise price. The Rights expire in August 2008.

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

     In May 1997, the Board of Directors and stockholders approved an amendment to the Company's 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance thereunder equal to 4% of the Company's fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares so reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. The Company currently has reserved 5,028,605 shares for issuance under the terms of the 1991 Plan. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011.

     In March 1998, the Company adopted the 1998 Nonstatutory Stock Option Plan (the "1998 Plan"), under which employees and consultants may be granted nonstatutory stock options to purchase

                            MICRO LINEAR CORPORATION
shares of the Company's common stock. Executive officers may only receive options under the 1998 Plan as an inducement essential to the initial employment with the Company. The Company reserved 600,000 shares for issuance under the terms of the 1998 Plan.

     In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors further amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares.

     Under the 1991 and 1998 Plans, options are exercisable as determined by the Board of Directors. The Company's standard stock option agreements under the 1991 and 1998 Plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of these plans provide that options expire up to a maximum of ten years from the date of grant.

     Activity and price information regarding the plans are as follows:

                                                             OUTSTANDING OPTIONS
                                                        -----------------------------
                                           AVAILABLE      NUMBER     WEIGHTED AVERAGE
                                           FOR GRANT    OF SHARES     EXERCISE PRICE
                                           ----------   ----------   ----------------
Balance at December 31, 1998.............   1,058,579    3,531,908         5.06
  Options authorized.....................     988,720           --           --
  Options granted........................  (1,060,150)   1,060,150         4.17
  Options exercised......................          --     (245,582)        2.04
  Options canceled.......................   1,111,710   (1,111,710)        5.00
  Options expired........................     (80,100)          --         1.38
                                           ----------   ----------
Balance at December 31, 1999.............   2,018,759    3,234,766         5.01
  Options authorized.....................     500,000           --           --
  Options granted........................  (2,007,602)   2,007,602         5.39
  Options exercised......................          --     (719,110)        4.64
  Options canceled.......................   1,730,583   (1,730,583)        5.68
  Options expired........................        (176)          --         1.24
                                           ----------   ----------
Balance at December 31, 2000.............   2,241,564    2,792,675         4.97
  Options granted........................  (1,569,475)   1,569,475         3.21
  Options exercised......................          --     (148,845)        2.06
  Options canceled.......................     680,753     (680,753)        4.65
                                           ----------   ----------
Balance at December 31, 2001.............   1,352,842    3,532,552        $4.38
                                           ==========   ==========

                            MICRO LINEAR CORPORATION

     In July 1998, the Board of Directors approved the repricing of stock options granted above $4.75 per share. The repricing did not include stock options granted to any member of the Company's Board of Directors. Prior options granted totaled 2,928,370 shares at prices ranging between $4.75 and $14.06. Employees had the choice of exchanging any stock options granted for new options on a one-for-one basis such that the new options would have an exercise price of $4.75. All of the new options retained the original vesting structure but restarted the vesting period as of July 28, 1998. Compensation expense amounted to $20,500, $42,000, and $87,000 in fiscal years 2001, 2000 and 1999, respectively.

     In June 2000, stock options were granted to three employees with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. Deferred compensation of approximately $1.5 million was recorded in accordance with APB No. 25, to be amortized over the related vesting period. The deferred compensation balance was subsequently adjusted downward by $450,000 when one of the three employees left the Company during 2001. Compensation expense amounted to $450,000 and $500,000 in fiscal years 2001 and 2000 respectively.

  DIRECTOR STOCK OPTION PLAN

     The Director Stock Option Plan ("the Director Plan") was adopted in October 1994 and amended in March 1997. Under the Director Plan, the Company initially reserved 80,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director's annual re-election to the Board, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

     At their annual meeting in June 1998, the stockholders approved an amendment to the Director Plan, which increased from 80,000 to 180,000 the number of shares available for grants.

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

                            MICRO LINEAR CORPORATION

     The 50,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter, and the 10,000 share grant vests monthly over a twelve-month period, in each case unless cancelled sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

     Option activity under the Directors' Plan is as follows:

                                                              OPTIONS OUTSTANDING
                                                          ----------------------------
                                              AVAILABLE   NUMBER OF   WEIGHTED AVERAGE
                                              FOR GRANT    SHARES      EXERCISE PRICE
                                              ---------   ---------   ----------------
Balance at December 31, 1998................    99,800      81,800         $10.22
  Granted...................................   (31,000)     31,000           3.44
                                              --------     -------
Balance at December 31, 1999................    68,800     112,800           7.49
  Authorized................................   500,000          --             --
  Granted...................................  (120,000)    120,000           6.99
  Exercised.................................        --     (33,517)          3.59
  Cancelled.................................    37,283     (37,283)         13.58
                                              --------     -------
Balance at December 31, 2000................   486,083     162,000           6.53
  Granted...................................   (40,000)     40,000           4.26
                                              --------     -------
Balance at December 31, 2001................   446,083     202,000         $ 6.08
                                              ========     =======

     The following table summarizes information about all stock options at December 31, 2001:

                             OPTIONS OUTSTANDING
                  -----------------------------------------
                                     WEIGHTED-                    OPTIONS EXERCISABLE
                                      AVERAGE                 ---------------------------
                      NUMBER         REMAINING    WEIGHTED-       NUMBER        WEIGHTED-
                    OUTSTANDING     CONTRACTUAL    AVERAGE      EXERCISABLE      AVERAGE
   RANGE OF       AT DECEMBER 31,      LIFE       EXERCISE    AT DECEMBER 31,   EXERCISE
EXERCISE PRICES        2001           (YEARS)       PRICE          2001           PRICE
---------------   ---------------   -----------   ---------   ---------------   ---------
$1.38 - $2.60          745,751         9.43         $2.37           14,288        $1.71
$3.13 - $3.44          221,200         7.33         $3.29          148,159        $3.30
$3.63 - $3.63          634,100         9.05         $3.63           25,250        $3.63
$4.00 - $4.48          631,492         7.47         $4.36          413,574        $4.36
$4.50 - $6.00          622,623         7.91         $5.02          266,265        $5.02
$6.25 - $8.63          879,386         7.91         $6.83          329,559        $6.96
                     ---------                                   ---------
$1.38 - $8.63        3,734,552         8.30         $4.47        1,197,095        $5.04
                     =========                                   =========

                            MICRO LINEAR CORPORATION

  EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted its current Employee Stock Purchase Plan (the "1998 Purchase Plan") in September 1998. An aggregate of 200,000 shares of the Company's common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or the Exercise Date, whichever is lower. Sales under the 1998 Purchase Plan in fiscal years 2001 and 2000 were 20,512 and 19,468 shares of common stock with a total purchase price of approximately $42,813 and $98,000 respectively. The Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by the Company during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. As of December 31, 2001, there were 159,947 shares available for purchase under the 1998 Purchase Plan.

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

                                             EMPLOYEE STOCK
                                             PURCHASE PLAN      STOCK OPTION PLANS
                                           ------------------   ------------------
                                           2001   2000   1999   2001   2000   1999
                                           ----   ----   ----   ----   ----   ----
Expected life (in years).................   0.5    0.5    0.5    2.7    3.0    3.1
Risk-free interest rate..................  4.13%   5.9%  5.91%  4.74%   5.9%   6.7%
Volatility...............................  1.03   0.95   0.79   1.12   0.88   0.96
Dividend yield...........................    --     --     --     --     --     --

     The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which significantly differ from the Company's stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the time to exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2001, 2000 and 1999 were $1.27, $3.40 and $1.50 respectively. The weighted average fair values of options granted under the employee and directors' stock option plans during fiscal years 2001, 2000 and 1999 were $1.99, $3.76 and $2.59 respectively.

                            MICRO LINEAR CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The SFAS 123 method of accounting was not applied to options granted prior to fiscal 1996. The Company's pro forma information is as follows (in thousands, except for net income (loss) per share information):

                                                     YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     2001       2000      1999
                                                   --------   --------   -------
Net Income (loss):
  As reported....................................  $(16,159)  $(11,786)  $  (444)
  Pro forma......................................  $(18,687)  $(13,146)  $(1,784)
Net Income (loss) Per Share:
  Basic as reported..............................  $  (1.35)  $  (1.01)  $ (0.04)
  Diluted as reported............................  $  (1.35)  $  (1.01)  $ (0.04)
  Pro forma basic................................  $  (1.57)  $  (1.13)  $ (0.16)
  Pro forma diluted..............................  $  (1.57)  $  (1.13)  $ (0.16)

7.  401(k) TAX DEFERRED SAVINGS PLAN

     The Company has a 401(k) Tax Deferred Savings Plan (the Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $10,500 during 2001. Effective October 27, 1997, the Plan was amended whereby the Company began making a discretionary matching contribution up to $80 per pay period to all employees contributing to the Plan. The Company's contribution to the Plan was approximately $174,000, $236,000 and $412,000, as of December 31, 2001, 2000 and 1999, respectively.

                            MICRO LINEAR CORPORATION

8.  INCOME TAXES

     The components of the provisions for income taxes are as follows (in thousands):

                                                               DECEMBER 31,
                                                          -----------------------
                                                           2001    2000    1999
                                                          ------   ----   -------
Current:
  Federal...............................................  $ (248)  $--    $(2,062)
  State.................................................     (44)   --         --
  Foreign...............................................      --    65         70
                                                          ------   ---    -------
                                                            (292)   65     (1,992)
                                                          ------   ---    -------
Deferred:
  Federal...............................................   3,089    --        852
  State.................................................     441    --        351
                                                          ------   ---    -------
                                                           3,530    --      1,203
                                                          ------   ---    -------
Provision for taxes on income...........................  $3,238   $65    $  (789)
                                                          ======   ===    =======

     The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for taxes is explained below (in thousands):

                                                             DECEMBER 31,
                                                       -------------------------
                                                        2001      2000     1999
                                                       -------   -------   -----
Tax at federal statutory rate........................  $(4,393)  $(2,974)  $(419)
State tax, net of federal benefit....................   (1,009)      (74)    (36)
Credits..............................................       --        --    (277)
Other................................................      192       393     (57)
Increase in valuation allowance......................    8,448     2,720      --
                                                       -------   -------   -----
Provision for taxes..................................  $ 3,238   $    65   $(789)
                                                       =======   =======   =====

                            MICRO LINEAR CORPORATION

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                            DECEMBER 31,
                                                     ---------------------------
                                                       2001      2000      1999
                                                     --------   -------   ------
Deferred tax assets:
  Inventory valuation..............................  $    511   $ 1,406   $2,337
  Deferred revenue.................................     1,150       757    1,250
  Other accruals and reserves......................     1,353       997      564
  Other deferred tax assets........................        --        --       71
  NOL carryforwards................................     8,154     3,795       --
                                                     --------   -------   ------
Total gross deferred tax assets....................    11,168     6,955    4,222
  Less: valuation allowance........................   (11,168)   (2,720)      --
                                                     --------   -------   ------
Net deferred tax assets............................        --     4,235    4,222
Deferred tax liabilities:
  Other deferred tax liabilities...................        --      (705)    (692)
                                                     --------   -------   ------
Total gross deferred tax liability.................        --      (705)    (692)
                                                     --------   -------   ------
Net deferred tax assets............................  $     --   $ 3,530   $3,530
                                                     ========   =======   ======

     The Company has established a valuation allowance, as management has determined that the realization of these assets is uncertain.

     As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $21.6 million and $13.9 million, respectively, to offset future taxable income. In addition, the Company had federal and state credit carryforwards of approximately $602,000 and $664,000 available to offset future liabilities. The Company's net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2019 through 2020, if not utilized.

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

                            MICRO LINEAR CORPORATION

9.  OPERATIONS BY GEOGRAPHIC REGIONS

     The following is a summary of operations by geographical regions (in thousands):

                                                   FOR EACH OF THE THREE FISCAL YEARS IN
                                                       THE PERIOD ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2001          2000          1999
                                                   -----------   -----------   ----------
Net revenues:
  United States..................................   $  4,277      $ 20,695      $27,100
  Asia...........................................     14,821        11,217       13,865
  Europe.........................................      2,856         4,280        4,466
  Other..........................................        131         1,507        1,214
                                                    --------      --------      -------
Consolidated.....................................   $ 22,085      $ 37,699      $46,645
                                                    ========      ========      =======
Income (loss) from operations:
  United States..................................   $ (2,221)     $(10,932)     $(2,242)
  Asia...........................................    (10,017)       (1,556)        (179)
  Europe.........................................     (1,477)         (571)         (62)
  Other..........................................        (68)         (207)         (19)
                                                    --------      --------      -------
Consolidated.....................................   $(13,783)     $(13,266)     $(2,502)
                                                    ========      ========      =======

                                                         AS OF DECEMBER 31,
                                                     ---------------------------
                                                      2001      2000      1999
                                                     -------   -------   -------
Identifiable assets:
  United States....................................  $44,129   $62,156   $68,409
  Europe...........................................      384       424       722
                                                     -------   -------   -------
Consolidated.......................................  $44,513   $62,580   $69,131
                                                     =======   =======   =======
Capital expenditures:
  United States....................................  $ 1,878   $ 2,960   $ 2,965
  Europe...........................................       66       228       254
                                                     -------   -------   -------
Consolidated.......................................  $ 1,944   $ 3,188   $ 3,219
                                                     =======   =======   =======
Depreciation and amortization:
  United States....................................  $ 2,004   $ 3,347   $ 4,406
  Europe...........................................      108       160       164
                                                     -------   -------   -------
Consolidated.......................................  $ 2,112   $ 3,507   $ 4,570
                                                     =======   =======   =======

                            MICRO LINEAR CORPORATION

10.  COMMITMENTS AND CONTINGENCIES

  LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. ("Pioneer") filed a complaint in the Federal District Court for the Central District of California alleging that certain of the Company's integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. The Company denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held a patent claim construction hearing on November 9, 1998, and a final claim construction on July 19, 1999. The court issued a claim construction order favorable to Micro Linear, conceding that under the Court's construction, Micro Linear did not infringe. The parties filed a Stipulated Judgment of Non-Infringement, which resulted in a favorable termination of the district court action. Pioneer then appealed the Court's claim construction to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000 and on January 23, 2001 the Court of Appeals issued an opinion affirming the District Court's Judgment. On May 23, 2001, Pioneer filed a Petition for appeal with the Supreme Court. The Company filed its Opposition to the Petition on June 25, 2001. The Supreme Court has not yet rendered its decision on whether to hear the appeal.

     The Company intends to contest this action vigorously; however, there can be no assurance that this matter will be resolved in the Company's favor or that there will not be an adverse effect on the Company's financial position or its results of operations.

     On September 4, 1998, NetVantage, Inc. ("NetVantage") filed a complaint relating to the Company's sale of part ML6692 to NetVantage through the Company's distributor, Insight Electronics, in the Superior Court of California, County of Los Angeles. On October 1, 1999 the parties reached an out of court settlement of this action. The terms of this settlement are confidential; however, the Company took a $1.24 million charge related to this settlement in 1999 and the action has been dismissed.

     On December 16, 1998, Accton Technology Corporation ("Accton") filed a complaint relating to the Company's sale of part ML6692 to Accton, in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment, (6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June 2000. The terms of this settlement are confidential; however, the Company took a $7 million charge related to this settlement and the action has been dismissed.

     From time to time the Company has received, and in the future it may receive, correspondence from certain vendors, distributors, customers or end-users of its products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business.

                            MICRO LINEAR CORPORATION

There can be no assurance that any of such disputes will not eventually result in litigation or other actions involving the Company or as to the outcome of such disputes.

  LEASE COMMITMENTS

     The Company has various software and equipment operating leases, and facility leases. The Company's facility rental expenses in the years ended December 31, 2001, 2000 and 1999 totaled approximately $285,000, $331,000 and $146,000, respectively. Future minimum lease payments for software and equipment operating leases, and facility leases are as follows (in thousands):

FISCAL YEAR
-----------
2002........................................................    1,888
2003........................................................    1,823
2004........................................................    1,766
2005........................................................      181
2006........................................................      136
Thereafter..................................................       --
                                                               ------
Total minimum lease payments................................   $5,794
                                                               ======

  PURCHASE COMMITMENTS

     The Company's manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2001, foundries had incurred approximately $1,441,000 of manufacturing expenses on the Company's outstanding purchase orders.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             QUARTERS ENDED IN FISCAL YEAR 1999
                                     ---------------------------------------------------
                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                       1999        1999         1999            1999
                                     ---------   --------   -------------   ------------
                                        (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
Net revenues.......................   $10,906    $11,270       $12,133        $12,336
Gross margin.......................   $ 5,255    $ 5,654       $ 6,284        $ 6,422
Net (loss) income..................   $   (57)   $  (258)      $  (357)       $   228
Basic earnings (loss) per share....   $ (0.01)   $ (0.02)      $ (0.03)       $  0.02
Diluted earnings (loss) per
  share............................   $ (0.01)   $ (0.02)      $ (0.03)       $  0.02

                            MICRO LINEAR CORPORATION

                                             QUARTERS ENDED IN FISCAL YEAR 2000
                                     ---------------------------------------------------
                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                       2000        2000         2000            2000
                                     ---------   --------   -------------   ------------
                                        (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
Net revenues.......................   $11,381    $11,741       $10,311        $ 4,266
Gross margin.......................   $ 6,014    $ 6,148       $ 4,385        $ 1,825
Net (loss) income..................   $   301    $(4,856)      $(3,810)       $(3,421)
Basic earnings (loss) per share....   $  0.03    $ (0.42)      $ (0.33)       $ (0.29)
Diluted earnings (loss) per
  share............................   $  0.03    $ (0.42)      $ (0.33)       $ (0.29)

                                             QUARTERS ENDED IN FISCAL YEAR 2001
                                     ---------------------------------------------------
                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                       2001        2001         2001            2001
                                     ---------   --------   -------------   ------------
                                        (AMOUNTS IN 000'S, EXCEPT EARNINGS PER SHARE)
Net revenues.......................   $ 3,423    $ 5,927       $ 7,406        $ 5,329
Gross margin.......................   $ 1,961    $ 3,097       $ 3,573        $ 3,194
Net (loss) income..................   $(3,207)   $(3,737)      $(2,827)       $(6,388)
Basic earnings (loss) per share....   $ (0.27)   $ (0.31)      $ (0.24)       $ (0.53)
Diluted earnings (loss) per
  share............................   $ (0.27)   $ (0.31)      $ (0.24)       $ (0.53)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section entitled "Executive Officers" in
Part I hereof.

     (b) Directors -- The Company's Board of Directors consists of the following five (5) individuals:

NAME                         AGE                  PRINCIPAL OCCUPATION
----                         ---                  --------------------
David L. Gellatly..........  58    Chairman of the Board of Directors, President and
                                   Chief Executive Officer of the Company
James J. Harrison(1).......  59    Private Investor
William B. Pohlman(2)......  59    Chairman of the Board of Directors and Chief
                                   Technology Officer, Primarion, Inc.
Timothy R. Richardson(1)...  45    Executive Vice President, Business Development,
                                   Bandwidth9
Joseph D. Rizzi(1)(2)......  58    Private Investor

---------------

(1) Member of Audit Committee

(2) Member of Compensation Committee

     Except as set forth below, each nominee has been engaged in his principal occupation described above during the past five years. There is no family relationship among any directors or executive officers of the Company.

     Mr. Gellatly has been a director of the Company since December 1997, and has served as Chief Executive Officer, President and Chairman of the Board since January 1999. From 1982 to 1999, Mr. Gellatly was the principal of New Technology Marketing, a high technology marketing consulting company. Clients included Lucent Technology, IBM, National Semiconductor, Cyrix, Intel Corporation, Apple Corporation, and Siemens. Prior to 1982, Mr. Gellatly worked at Intel Corporation for five years, where he served in various marketing management positions in the microprocessor operation. Mr. Gellatly received his MSEE from the University of Minnesota.

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

     Mr. Richardson has been a director of the Company since March 2000. He was a co-founder of VeriFiber Technologies, a company involved in the development and production of optical components and systems, and became President of VeriFiber Technologies in January 1997. He became Executive Vice President, Business Development of Bandwidth9 when VeriFiber Technologies and Bandwidth9 merged in August 2000. He currently sits on the Technology Advisory Board for Real Chip. From 1984 to 1997, Mr. Richardson held various management positions with Beacon Electronics, an electronics manufacturer's representative company, including the position of Vice President.

     Mr. Rizzi has been a director of the Company since January 1997. He is currently a private investor. From 1986 through 1996, Mr. Rizzi served as a general partner of Matrix Partners, a venture capital firm. Mr. Rizzi also serves as a member of the board of directors of Veritas Software Corp., a developer of storage management software.

     (c) Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of the copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2001, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation received for services rendered to the Company and the Company's subsidiary in all capacities during the last three fiscal years by (i) the Company's Chief Executive Officer and
(ii) the four other most highly compensated executive officers employed by the Company at the end of fiscal year 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                 COMPENSATION
                                      ANNUAL COMPENSATION        ------------
                                  ----------------------------    SECURITIES
                                  FISCAL                          UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS       OPTIONS      COMPENSATION(1)
---------------------------       ------   --------   --------   ------------   ---------------
David L. Gellatly(2)............   2001    $330,000   $250,000     100,000         $110,113
  Chief Executive Officer          2000     330,000    115,500          --           45,489
                                   1999     309,695    115,500     500,000           40,271
Ronald K. Bell(3)...............   2001     240,000     63,750      50,000            8,066
  Senior Vice President,           2000     222,457     13,500     100,000            7,755
  Engineering                      1999     130,765     26,700     100,000            5,671
Peter L. Manno(4)...............   2001     101,712         --     100,000            2,743
  Vice President, Marketing
David C. Neubauer(5)............   2001     200,003     86,250      50,000            4,411
  Vice President, Sales            2000     199,992     13,500      50,000            6,344
                                   1999     123,072     27,300     100,000            4,142
Michael W. Schradle(6)..........   2001     200,004     21,250      50,000            5,916
  Chief Financial Officer          2000      85,385         --     100,000            6,577

---------------

(1) Represents premiums paid by the Company for life insurance for each of the Named Executive Officers, additional compensation to cover the tax cost of benefits, and Company contributions to Named Officers' 401(k) Plan accounts. Also includes, with respect to Mr. Gellatly, payments of $22,956 in 2001, $35,181 in 2000 and $27,803 in 1999 for living expenses.

(2) Mr. Gellatly became Chief Executive Officer of the Company in January 1999. He has served on the Board of Directors since December 1997.

(3) Mr. Bell was hired as Vice President, Communications Products in April 1999. He became Senior Vice President of Engineering in May 2000.

(4) Mr. Manno became Vice President, Marketing in June 2001.

(5) Mr. Neubauer became Vice President of Sales in May 1999.

(6) Mr. Schradle became Chief Financial Officer of the Company in July 2000.

OPTION INFORMATION

     The following tables set forth information regarding stock options granted to the Named Executive Officers during fiscal 2001, as well as options held by such officers as of December 31, 2001, the last day of the Company's 2001 fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                      POTENTIAL REALIZABLE VALUES AT
                                   INDIVIDUAL GRANTS(1)                   ASSUMED-ANNUAL-RATES OF
                       --------------------------------------------      STOCK-PRICE-APPRECIATION
                                 % OF TOTAL   EXERCISE                 (THROUGH EXPIRATION DATE)(3)
                       OPTION     OPTIONS      PRICE     EXPIRATION   -------------------------------
NAME                   GRANTS    GRANTED(2)    ($/SH)       DATE            5%              10%
----                   -------   ----------   --------   ----------   --------------   --------------
David L. Gellatly....  100,000     6.2%        $3.625    1/23/2011     $227,974.30      $577,731.64
Ronald K. Bell.......   50,000      3.1         3.625    1/23/2011      113,987.15       288,865.82
Peter L. Manno.......  100,000      6.2         2.300    7/24/2011      144,645.76       366,560.77
David C. Neubauer....   50,000      3.1         3.625    1/23/2011      113,987.15       288,865.82
Michael W.
  Schradle...........   50,000      3.1         3.625    1/23/2011      113,987.15       288,865.82

---------------

(1) All options were granted under the Company's 1991 Stock Option Plan (the "Option Plan") or the Company's 1998 Nonstatutory Stock Option Plan and are subject to the terms of such plan. Unless otherwise noted, options vest cumulatively to the extent of 25% of the shares subject to the option on the first anniversary of the date of grant, 25% of the shares subject to the option on the second anniversary of the date of grant, and an additional 1/48 of the shares subject to the option at the end of each one-month period thereafter.

(2) Based on a total of 1,609,475 options granted by the Company in 2001.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and are not an estimate or projection of future prices for the Company's Common Stock.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table shows information about option exercises during fiscal 2001, and the value of unexercised options at the end of fiscal 2001. Value at fiscal year end is measured as the difference between the exercise price and fair market value on December 31, 2001, which was $2.80.

                                                                                  DOLLAR VALUE OF
                                                 NUMBER OF UNEXERCISED              UNEXERCISED
                                                   OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                                       YEAR END                 AT FISCAL YEAR END
                        SHARES      VALUE     ---------------------------   ---------------------------
NAME                   EXERCISED   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   ---------   --------   -----------   -------------   -----------   -------------
David L. Gellatly....     --         --         392,000        225,000      $       --           --
Ronald K. Bell.......     --         --          91,666        158,334              --           --
Peter L. Manno(1)....     --         --         100,000             --       50,000.00           --
David C. Neubauer....     --         --          77,083        122,917              --           --
Michael W.
  Schradle...........     --         --          25,000        125,000              --           --

---------------

(1) Shares exercisable are subject to the Company's right of repurchase if the optionee is terminated for any reason, which right lapses over time.

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

     Mr. Richardson received an Initial Grant of 10,000 shares at an exercise price of $8.50 per share on March 31, 2000. Mr. Harrison received an Initial Grant of 10,000 shares at an exercise price of $6.25 per share on April 18, 2000. To bring their Initial Grants up to the amended number of shares approved by the shareholders on June 7, 2000, Mr. Richardson and Mr. Harrison each received an additional grant of 40,000 shares on June 7, 2000, at an exercise price of $6.9375 per share. Messrs. Pohlman and Rizzi each received an Annual Grant of 10,000 shares at an exercise price of $6.9375 per share on June 7, 2000. Messrs. Harrison, Pohlman, Richardson and Rizzi each received an Annual Grant of 10,000 shares at an exercise price of $4.26 per share on August 9, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2001 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi and Mr. Pohlman, neither of whom is an officer or employee of the Company. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of March 15, 2002 by (i) each of the holders of more than five percent of the Company's outstanding Common Stock; (ii) each director of the Company, (iii) the Company's Chief Executive Officer during fiscal 2001 and the four other most highly compensated executive officers employed by the Company at the end of fiscal 2001 (such officers are collectively referred to as the "Named Executive Officers") and (iv) all current directors and executive officers as a group. The number and percentage of shares beneficially owned is based on a total of 12,063,367 shares of Common Stock outstanding as of March 15, 2002.

                                                          EXERCISABLE      TOTAL       PERCENT OF
                                                           WITHIN 60       SHARES        COMMON
                                              PURCHASED     DAYS OF     BENEFICIALLY      STOCK
NAME OF BENEFICIAL OWNER                       SHARES      3/15/2002      OWNED(1)     OUTSTANDING
------------------------                      ---------   -----------   ------------   -----------
5% Stockholders
David L. Babson & Company Inc.(2)...........  1,362,700          --      1,362,700        11.3%
  One Memorial Drive
  Cambridge, MA 02142-1300
Kahn Investment Management, LLC(3)..........    950,000          --        950,000         7.9
  6606 Worsham Ct.
  Windmere, FL 34786
Dimensional Fund Advisors, Inc.(4)..........    896,300          --        896,300         7.4
  1299 Ocean Avenue, 11th Fl
  Santa Monica, CA 90401
Executive Officers and Directors
David L. Gellatly...........................     20,000     458,666        478,666         4.0
Joseph D. Rizzi.............................    108,600      59,000        167,600         1.4
Ronald K. Bell..............................         --     120,312        120,312         1.0
David C. Neubauer...........................      1,250     107,813        109,063           *
William B. Pohlman..........................      7,300      37,708         45,008           *
Michael W. Schradle.........................      1,500      37,500         39,000           *
James J. Harrison...........................     17,000      22,500         39,500           *
Timothy A. Richardson.......................         --      25,833         25,833           *
Peter L. Manno(5)...........................        250     100,000        100,250           *
All officers and directors as a group (10
  persons)..................................    155,900     969,332      1,125,232         9.3

---------------

 *  Less than 1%.

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person. Applicable percentage ownership is based on 12,063,367 shares of common stock outstanding as of March 15, 2002.

(2) Based on Schedule 13G filed with the Securities and Exchange Commission on January 18, 2002.

(3) Based on Schedule 13G filed with the Securities and Exchange Commission on July 3, 2001.

(4) Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2002.

(5) Shares exercisable are subject to the Company's right of repurchase if the optionee is terminated for any reason, which right lapses over time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE
                                                                                   FOR FUTURE ISSUANCE
                                      NUMBER OF SECURITIES    WEIGHTED-AVERAGE         UNDER EQUITY
                                       TO BE ISSUED UPON      EXERCISE PRICE OF     COMPENSATION PLANS
                                          EXERCISE OF            OUTSTANDING            (EXCLUDING
                                      OUTSTANDING OPTIONS,    OPTIONS, WARRANTS    SECURITIES REFLECTED
                                      WARRANTS AND RIGHTS        AND RIGHTS           IN COLUMN(A))
PLAN CATEGORY                                 (a)                    (b)                   (c)
-------------                         --------------------   -------------------   --------------------
Equity compensation plans approved
  by security holders(1)............       2,811,447                $4.72               1,591,583(2)
Equity compensation plans not
  approved by security holders(3)...       1,073,105                 3.96                 217,289
                                           ---------                                    ---------
Total...............................       3,884,552                 4.51               1,808,872

---------------

(1) Includes 1983 Incentive Stock Option Plan, 1991 Stock Option Plan, 1994 Director Option Plan and 1998 Employee Stock Purchase Plan.

(2) The number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase equal to the lesser of (i) the number of shares of Common Stock repurchased by the Company during the prior year, (ii) the number of shares of Common Stock issued under the Plan in the prior year, or (iii) a lesser amount determined by the Board.

(3) Includes 1998 Nonstatutory Stock Option Plan.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statement. See Index under Item 8.

        2. Financial Statement Schedules. See Index under Item 8.

                            MICRO LINEAR CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  CHARGED
                                     BALANCE AT   TO COSTS   CHARGED TO                  BALANCE AT
                                     BEGINNING      AND        OTHER                       END OF
DESCRIPTIONS                         OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTION(1)     PERIOD
------------                         ----------   --------   ----------   ------------   ----------
Year Ended December 31, 1999
  Allowance for doubtful
     accounts......................     $540       $  49         $0           $  0          $589
Year Ended December 31, 2000
  Allowance for doubtful
     accounts......................     $589       $  60         $0           $243          $406
Year Ended December 31, 2001
  Allowance for doubtful
     accounts......................     $406       $(226)        $0           $ 55          $125

---------------

(1) Charges for uncollectible accounts, net of recoveries.

     Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        3. Exhibits:

           See Item(c) below. Each management contract or compensatory plan arrangement required to be filed has been identified.

     (b) Reports on Form 8-K

        None.

     (c) Exhibits

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
 -------                       -----------------------
 3.1(2)      Restated Certificate of Incorporation of Registrant.
 3.2(1)      Bylaws of Registrant.
 4.1(1)      Form of Common Stock Certificate.
10.1(1)      Form of Indemnification Agreement.
10.2(1)*     1991 Stock Option Plan and form of Stock Option Agreement.
10.4(1)*     1983 Incentive Stock Option Plan and form of Stock Option
             Agreement.

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
 -------                       -----------------------
10.5(1)*     1994 Director Stock Option Plan and form of Stock Option
             Agreement.
10.6(1)**    License and Manufacturing Agreement between New Japan Radio
             Co., Ltd. and Registrant dated October 1, 1993.
10.8(1)**    License and Manufacturing Agreement between Taiwan
             Semiconductor Manufacturing Co. and Registrant dated April
             24, 1992, as amended.
10.9(2)      Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
10.10(3)**   1998 Nonstatutory Stock Option Plan.
10.11(3)*    1998 Employee Stock Purchase Plan and Form of Subscription
             Agreement.
10.13(4)     Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild Semiconductor Corporation and
             Registrant.
10.14        Distributor Agreement dated January 1, 2000 by and between
             Teksel Corporation, Ltd. and Registrant
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
24.1         Power of Attorney (See page 73 of this Form 10-K.)

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

     (d) See the Consolidated Financial Statements and Supplementary Data in
Item 8 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of March, 2002.

                                         MICRO LINEAR CORPORATION

                                         By      /s/ DAVID L. GELLATLY
                                           -------------------------------------
                                                     David L. Gellatly
                                           Chairman, Chief Executive Officer and
                                                         President

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David L. Gellatly as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                   TITLE                    DATE
                   ---------                                   -----                    ----



             /s/ DAVID L. GELLATLY                   Chairman, Chief Executive     March 29, 2002
------------------------------------------------       Officer and President
               David L. Gellatly                   (Principal Executive Officer)




            /s/ MICHAEL W. SCHRADLE                   Chief Financial Officer      March 29, 2002
------------------------------------------------     (Principal Financial and
              Michael W. Schradle                       Accounting Officer)




              /s/ JOSEPH D. RIZZI                            Director              March 29, 2002
------------------------------------------------
                Joseph D. Rizzi




             /s/ WILLIAM B. POHLMAN                          Director              March 29, 2002
------------------------------------------------
               William B. Pohlman




           /s/ TIMOTHY A. RICHARDSON                         Director              March 29, 2002
------------------------------------------------
             Timothy A. Richardson




             /s/ JAMES J. HARRISON                           Director              March 29, 2002
------------------------------------------------
               James J. Harrison

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------                        -----------------------
 3.1(2)      Restated Certificate of Incorporation of Registrant.
 3.2(1)      Bylaws of Registrant.
 4.1(1)      Form of Common Stock Certificate.
10.1(1)      Form of Indemnification Agreement.
10.2(1)*     1991 Stock Option Plan and form of Stock Option Agreement.
10.4(1)*     1983 Incentive Stock Option Plan and form of Stock Option
             Agreement.
10.5(1)*     1994 Director Stock Option Plan and form of Stock Option
             Agreement.
10.6(1)**    License and Manufacturing Agreement between New Japan Radio
             Co., Ltd. and Registrant dated October 1, 1993.
10.8(1)**    License and Manufacturing Agreement between Taiwan
             Semiconductor Manufacturing Co. and Registrant dated April
             24, 1992, as amended.
10.9(2)      Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994.
10.10(3)**   1998 Nonstatutory Stock Option Plan.
10.11(3)*    1998 Employee Stock Purchase Plan and Form of Subscription
             Agreement.
10.13(4)     Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild Semiconductor Corporation and
             Registrant.
10.14        Distributor Agreement dated January 1, 2000 by and between
             Teksel Corporation, Ltd. and Registrant
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
24.1         Power of Attorney (see page 73 of this Form 10-K)

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