Form 10-Q
period 2002-03-31
MICRO LINEAR CORP /CA/
filed 2002-05-14
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________
Commission File Number 0-24758

MICRO LINEAR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2910085 (I.R.S. Employer Identification Number)
2050 Concourse Drive San Jose, California (Address of principal executive offices)	95131 (Zip Code)

Registrant’s telephone number, including area code: (408) 433-5200

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2002, net of shares held in treasury, was 12,064,572.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$14,174	$14,888
Short-term investments	9,921	13,018
Accounts receivable, less allowance for doubtful accounts of $140 at March 31, 2002 and $125 at December 31, 2001	2,117	1,301
Inventories	4,389	3,632
Other current assets	763	1,135

Total current assets	31,364	33,974
Property, plant and equipment, net	9,866	10,326
Other assets	179	213

Total assets	$41,409	$44,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,876	$2,361
Accrued compensation and benefits	1,688	1,679
Deferred income on shipments to distributors	2,449	2,888
Accrued commissions	248	282
Other accrued liabilities	1,576	1,950
Current portion of long-term debt	239	239

Total current liabilities	9,076	9,399
Long-term debt	2,248	2,308

Total liabilities	11,324	11,707

Stockholders’ equity:
Preferred stock	—	—
Common stock	15	15
Additional paid-in capital	60,024	59,945
Notes receivable from stockholders	(6)	(6)
Retained (deficit) earnings	(9,745)	(7,000)
Accumulated other comprehensive income	30	85
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	30,085	32,806

Total liabilities and stockholders’ equity	$41,409	$44,513

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Net revenues	$5,591	$3,423
Cost of revenues	2,471	1,462

Gross margin	3,120	1,961

Operating expenses:
Research and development	4,174	3,496
Selling, general and administrative	1,840	2,354

Total operating expenses	6,014	5,850

Loss from operations	(2,894)	(3,889)
Interest and other income	295	865
Interest and other expense	(69)	(183)

Loss before provision for taxes	(2,668)	(3,207)
Provision for income taxes	77	—

Net loss	$(2,745)	$(3,207)

Basic:
Net loss per share	$(0.23)	$(0.27)

Weighted average number of shares used in per share computation	12,062	11,894

Diluted:
Net loss per share	$(0.23)	$(0.27)

Weighted average number of shares used in per share computation	12,062	11,894

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2002	2001

Net cash used in operating activities	$(3,664)	$(5,203)
Investing activities:
Purchase of capital equipment	(87)	(804)
Proceeds from notes receivable	—	542
Purchases of short-term investments	(500)	(6,466)
Sales of short-term investments	3,597	9,430

Net cash provided by investing activities	3,010	2,702
Financing activities:
Principal payments on debt	(60)	(55)
Proceeds from issuance of common stock	—	—

Net cash used in financing activities	(60)	(55)

Net decrease in cash and cash equivalents	(714)	(2,556)
Cash and cash equivalents at beginning of period	14,888	17,664

Cash and cash equivalents at end of period	$14,174	$15,108

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business

     Micro Linear Corporation supplies integrated circuits for a number of applications in the communications market. Customers use these products to create advanced solutions to high-speed networks supporting broadband digital voice, data, and video transmission in the enterprise, small office/home office (SOHO), and home markets. We sell our products to original equipment manufacturers (OEMs) of data communication, telecommunication, industrial, and consumer products, primarily in North America, Asia and Europe. We are headquartered in San Jose, California and have two research centers, one in Salt Lake City, Utah and the other in the United Kingdom. We operate in a single industry segment.

2. Summary of Significant Accounting Policies

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2001 ended on December 30, 2001. The first quarter of 2002 ended on March 31, 2002. For presentation purposes, the unaudited consolidated condensed financial statements refer to the calendar month or year end of each period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

     The financial information furnished herein is unaudited, but includes all normal, recurring adjustments that we consider necessary for a fair presentation of the results of operations for the periods indicated. The results of operations for the first quarter of the current fiscal year are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

Use of Estimates

     In conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Financial Statement Details

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Work-in-process	$2,277	$1,535
Finished goods	2,112	2,097

Total inventories	$4,389	$3,632

     Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	14,192	14,105
Assets held for sale	3,414	3,414

Property, plant and equipment	$25,975	$25,888
Accumulated depreciation and amortization	16,109	15,562

Net property, plant and equipment	$9,866	$10,326

Provision for Taxes

     The provision for income taxes for the three months ended March 31, 2002 consists of taxes of our subsidiary in the United Kingdom. No benefit for income taxes was recorded in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance.

Comprehensive Income

     For the three months ended March 31, 2002 and 2001, comprehensive income (loss), which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net Loss	$(2,745)	$(3,207)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities, net	(55)	39

Total Accumulated Other Comprehensive Income (Loss):	(55)	39

Comprehensive Loss	$(2,800)	$(3,168)

Earnings Per Share

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended March 31,

	2002			2001

	Loss	Shares	Per-	Loss	Shares	Per-
	(Numerator)	(Denominator)	Share Amount	(Numerator)	(Denominator)	Share Amount

Basic Loss Per Share:
Net loss available to common stockholders	$(2,745)	12,062	$(0.23)	$(3,207)	11,894	$(0.27)
Diluted Loss Per Share:
Net loss available to common stockholders assuming dilution	$(2,745)	12,062	$(0.23)	$(3,207)	11,894	$(0.27)

     The number of shares used in the basic loss per share computation is the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock method for stock options outstanding.

     Options to purchase 3,778,718 shares of common stock were outstanding as of March 31, 2002, and options to purchase 3,566,853 shares of common stock were outstanding as of March 31, 2001. Outstanding options had no effect upon the computation of diluted earnings per share for these periods. We recorded a net loss in each period, and including the option shares would have been anti-dilutive.

4. Operations by Geographic Regions

     The following is a summary of operations by geographic regions (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net revenues:
United States	$905	$1,371
Asia	3,864	1,373
Europe	773	679
Other	49	—

Consolidated	$5,591	$3,423

Loss from operations:
United States	$(361)	$(3,498)
Asia	(2,206)	—
Europe	(308)	(391)
Other	(19)	—

Consolidated	$(2,894)	$(3,889)

Capital expenditures:
United States	$72	$799
Europe	15	5

	Three Months Ended
	March 31,

	2002	2001

Consolidated	$87	$804

Depreciation and amortization:
United States	$519	$483
Europe	28	29

Consolidated	$547	$512

     Identifiable assets by geographic region are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Identifiable assets:
United States	$41,126	44,129
Asia	35	—
Europe	248	384

Consolidated	$41,409	$44,513

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements in this report or incorporated by reference which are not historical are forward-looking statements and include, without limitation, statements under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Terms such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.

     These forward-looking statements include, but are not limited to, statements regarding: expected expenses, including those related to sales and marketing, research and development and selling, general and administrative; sources of revenue; the adequacy of our capital resources and the ability of cash generated from operations to fund necessary purchases of capital equipment and provide adequate working capital; our ability to compete effectively; anticipated revenue from networking products; anticipated international revenue; anticipated release of new products at higher prices; impact of new products on our gross margins; and our belief that high levels of new product development are critical to our success.

     These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include but are not limited to: our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors.

     Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report, including under “Factors That May Affect Future Operating Results,” “Other Information — Legal Proceedings,” and the notes to the financial statements.

     These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. We caution you not to give undue weight to any of the forward-looking statements. You should not regard the inclusion of forward-looking information as a representation by us or any other person that we will achieve our objectives or plans.

Overview

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

     Micro Linear was founded in 1983. Until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. Our products were used in a variety of applications, including local area networks, video, telecommunications, power and battery management, motor control, and data acquisition. We utilized a number of different Bipolar, BiCMOS, and CMOS silicon process technologies in the design of these products and a number of different silicon foundries for their manufacture.

     During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably broadband wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, we are developing highly integrated, high performance RF transceivers, baseband processors, and embedded software for a number of emerging and established broadband wireless market applications. During 2001, we established ourselves as a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 47% of net revenues for the three months ended March 31, 2002 and 15% of net revenues for the three months ended March 31, 2001. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

Critical Accounting Policies

     Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating accrued liabilities and allowance for doubtful accounts;

•	Inventory valuation;

•	Accounting for income taxes; and

•	Valuation of long-lived and intangible assets

Revenue Recognition

     We recognize revenue on product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed, title has transferred, and collection of the resulting receivable is reasonably assured. We defer recognition of revenue from sale of our products to authorized distributors under agreements that allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to authorized distributors is deferred to inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers.

Estimating Accrued Liabilities and Allowance for Doubtful Accounts

     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

     We perform ongoing credit evaluation of our customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer’s financial statements, credit rating, bank and credit references. We do not generally require collateral from the customer. Occasionally, particularly on international sales, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on our management’s review. The accounts receivable balance was $2,117,000, net of allowance for doubtful accounts of $140,000, as of March 31, 2002. An unexpected material change in a major customer’s ability to meet its obligation could have an adverse material effect on our financial position and results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory

     We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for our products in light of projected sales, current market conditions, and market trends. If a significant unanticipated decrease in demand of our products or technological developments occurs, we may deem it necessary to provide for additional inventory reserves, which would have a material adverse impact on our gross margin.

Accounting for Income Taxes

     As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     The provision for income taxes for the three months ended March 31, 2002 consists of taxes of our subsidiary in the United Kingdom. No benefit for income taxes was recorded in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance.

     Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. We use an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

Three months ended March 31, 2002 compared with three months ended March 31, 2001

Results of Operations

  Net Revenues

     Net revenues for the first quarter of 2002 were $5.6 million compared to net revenues of $3.4 million for the first quarter of 2001. The increase in net revenues from the comparable first quarter of 2001 was due to increased shipments of RF transceivers. Revenues of RF transceivers totaled $2.7 million, or 47% of net revenues, for the first quarter of 2002, compared to $0.5 million, or 15% of net revenues, for the first quarter of 2001. Revenues of networking products for the first quarter of 2002 totaled $2.9 million, or 53% of net revenues, compared to $2.9 million, or 85% of net revenues, for the first quarter of 2001. In the first quarter of 2002, three customers each accounted for 10% or more of our net revenues: Uniden Corporation accounted for 48% of net revenues, Allied Telesyn International accounted for 14% of net revenues, and All American, a domestic distributor, accounted for 11% of net revenues.

     International revenues for the first quarter of 2002 totaled $4.7 million, or 83% of net revenues, compared to $2.1 million, or 61% of net revenues, for the first quarter of 2001. Domestic revenues were approximately 17% of net revenues for the first quarter of 2002, compared to 39% for the first quarter of 2001. The increase in international revenues as a percentage of total net revenues is due to the sales of our RF transceiver wireless products to a large international customer. We expect the higher percentage of international revenues to continue.

  Gross Margin

     Gross margin for the first quarter of 2002 was $3.1 million, or 55% of net revenues, compared to $2.0 million for the first quarter of 2001, or 59% of net revenues. The increase in gross margin dollars was due to the contribution of increased revenue from sales of wireless products, mainly digital cordless telephone RF transceivers. The lower gross margin percentage in the first quarter of 2002 compared to the first quarter of 2001 was due to lower margins on wireless products compared to networking products. Although the release of new products at higher prices may have a favorable effect on margins, we expect that the general trend in gross margins in the future may be downward, as we expand our revenue base in competitive, consumer-oriented markets for digital cordless telephones and other wireless networks.

  Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of new products. In addition, research and development expenses include test development and prototype costs associated with new product development. We expense wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized, support published data sheets and satisfy reliability tests.

     Research and development expenses were $4.2 million for the first quarter of 2002 compared to $3.5 million for the first quarter of 2001. The increase in product development expenses is the result of our engineering program to develop highly integrated, high performance RF transceivers, baseband processors, and embedded software for broadband wireless market applications. We believe that continued high levels of new product development are critical to our future success. Because of continued investment in broadband wireless networking products, we anticipate that our research and development expenses will continue at the same level in absolute dollars.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $1.8 million for the first quarter of 2002 compared to $2.4 million for the first quarter of 2001. The decrease in expenses was primarily due to decreases in outside services and consulting expenses and lower headcount. We believe that selling, general and administrative expenses in the future will rise moderately, due mainly to increases in variable selling costs associated with potential increases in revenues, and higher marketing expenses incurred in connection with the introduction of new products.

  Interest and Other Income and Interest Expense

     Interest and other income was $0.3 million for the first quarter of 2002 compared to $0.9 million for the first quarter of 2001. The decrease in interest and other income in the first quarter of 2002 compared to the first quarter of 2001 is attributable to the changes in cash balances as well as lower prevailing interest rates. Interest and other expense was $0.1 million in the first quarter of 2002, compared to $0.2 million in the first quarter of 2001.

  Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2002 consists of taxes of our subsidiary in the United Kingdom. No benefit for income taxes was recorded in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended March 31, 2001 was 0%.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.7 million for the first three months of 2002, compared to cash used by operations of $5.2 million in the first three months of 2001. Net cash used in operating activities during the first quarter was due to a net operating loss of $2.7 million. Additional uses of cash over the first quarter of 2001 were an increase in inventories of $1.9 million, as we increased production to fill our higher backlog, and an increase in accounts receivable of $800,000 offset by an increase in total liabilities of $700,000.

     Net cash provided by investing activities was $3.0 million in the first three months of 2002 and $2.7 million in the comparable period last year, consisting primarily of net sales of short-term investments. Capital expenditures decreased to $87,000 for the first 3 months of 2002 compared to $804,000 for 2001.

     Financing activities for the first three months of 2002 were insignificant. Net cash used by financing activities during the first three months of 2002 included payments on debt of $60,000.

     Working capital amounted to $22.3 million as of March 31, 2002 compared to $24.6 million as of December 31, 2001. Working capital at March 31, 2002 includes cash and cash equivalents of $14.2 million and short-term investments of $9.9 million.

     We anticipate that our existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months.

Factors That May Affect Future Operating Results

     The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected:

Our operating results are difficult to predict and are likely to fluctuate significantly. They may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

     Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue from contracts, which may span several quarters;

•	competitive market conditions;

•	new product introductions;

•	market acceptance of new or existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols; and

•	availability and performance of advanced silicon process technologies from foundry sources.

     We believe that period-to-period comparisons of our operating results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in one or more future periods fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock may decline, possibly by a significant amount.

The markets in which we operate are intensely competitive, and many competitors are larger and more established. If we do not compete successfully, our business could suffer.

     Intense international and domestic competition, decreasing selling prices, rapid technological change, short product life cycles and cyclical patterns characterize the markets for our products. Competitors include significantly larger corporations, such as National Semiconductor, Infineon, Philips, Texas Instruments, Broadcom, Micrel, Intel, Intersil, and Agere. New entrants in these markets could provide additional competition. Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus, and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the broadband wireless local area network market for longer than we have, and therefore have more long-standing and established relationships with domestic and foreign customers.

     The computer networking equipment and broadband wireless local area network markets have undergone a period of rapid growth and consolidation in recent years. We expect our dependence on sales to network equipment manufacturers to continue. Our business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, we have experienced lower margins in some of our products. Such pricing pressures will continue to have an adverse effect on our results of operations, and our business could suffer unless they can be offset by higher margins on other products or lower operating expenses.

     We do not currently manufacture our own semiconductor wafers. As a result, we are vulnerable to process technology advances competitors use to manufacture products offering higher performance and lower cost. Larger companies with wafer manufacturing facilities, broader product lines, greater technical and financial resources and greater service and support capabilities have an advantage in this market.

     In addition, our products are generally sole-sourced to our customers. If our customers were to develop other sources for our products, our operating results would suffer.

The market for broadband wireless local area network applications is relatively immature and characterized by rapid technological change. Our future success depends on our ability to respond to these changes.

     The broadband wireless local area network market remains relatively immature. Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the market’s future growth rate, size or technological direction. In view of the evolving nature of this market, suppliers of broadband wireless local area networking products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results will suffer.

We need to develop and introduce new and enhanced products in a timely manner to successfully compete in our industry.

     Continuing technological advancement, changes in customer requirements and evolving industry standards characterize the broadband wireless local area networking and computer equipment networking markets. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that:

•	provide increasingly higher levels of performance and reliability;

•	meet performance or other objective specified parameters;

•	are cost effective;

•	are brought to market in a timely manner;

•	are in accordance with existing or evolving industry standards; and

•	achieve market acceptance.

     The development of these new circuits is highly complex. We have sometimes experienced delays in completing the development of new products. Successful product development and introduction depends on many factors, including:

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	availability of foundry capacity;

•	acceptable manufacturing yields; and

•	market acceptance of our products and our customers’ products.

We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we or our customers fail to develop and introduce new products successfully, our business and operating results will suffer.

     To successfully develop and market certain of our planned products, we may need to enter into technology development or licensing agreements with third parties. If we cannot enter into such agreements on acceptable terms, our ability to develop and market new products could suffer, and our business and operating results would be adversely affected.

     Customers typically take a long time to evaluate our new products. It takes 3 to 6 months or more for customers to test new products, and at least an additional 3 to 12 months until customers begin significant production of products incorporating our products. We may therefore experience a lengthy delay between product development and the generation of revenues from new products. Delays inherent in such a long sales cycle raise additional risks of customer decisions to cancel or change their product plans. Such changes could result in the loss of anticipated sales. Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

If we do not effectively manage the realignment of our business, our operations and financial results could be harmed.

     As a result of the sale of our power management, bus interface, and video product lines to Fairchild in September 2000, our products and markets are narrower than in previous years. This has had a significant effect on our revenues, profitability, and cash. We expect the change in the focus of our business to broadband wireless local area networks to continue to place a significant strain on personnel, management and other resources, including financial reserves. During the realignment of our business, revenue will be lower than in prior years, and we anticipate we will operate at a loss. Our ability to manage our business effectively in the future will require:

•	successful attraction, training, motivation and management of new employees;

•	integration of new employees into our operations;

•	retention of key employees; and

•	continual improvement in our operational, financial and management systems.

If we fail to manage the realignment of our business and our future growth effectively, our operations and financial results could be harmed.

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

     We have incurred net losses from June 2000 through the three months ended March 31, 2002. Because of those losses, we had an accumulated deficit of $9,745,000 as of March 31, 2002.

     Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line is expected to decline. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Although our revenues and gross margin increased in the first quarter of 2002 over the first quarter of 2001, we expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow.

We depend on local area network and telecommunications spending for our revenue. Any decrease or delay in spending in these industries would negatively impact future operating results and financial condition.

     Demand for our products in the future will depend on the amount and timing of spending by local area network providers and telecommunications equipment suppliers. Spending in these areas depends upon a variety of factors, including competitive pressures, discretionary consumer spending patterns, and general economic conditions.

     During 2001, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenues come from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenues.

     Relatively short product life cycles characterize the computer network equipment and digital cordless telephone markets. If one or more of our significant customers were to select circuits manufactured by a competitor for future products, our business will suffer. The loss of one or more of our current customers, failure to attract new customers, or disruption of our sales and distribution channels would adversely affect our business and operating results.

Our customer base is concentrated. The loss of one or more key customers or distributors would harm our business.

     A significant majority of our revenues come from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, accounted for approximately 83% of net revenues for the three months ended March 31, 2002 and approximately 75% of net revenues in 2001. Sales to domestic distributors for the three months ended March 31, 2002 accounted for approximately 12% of net revenues and 13% of net revenues in 2001. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenues for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

     Customers may generally cancel or reschedule orders to purchase standard products without significant penalty until 30 days prior to shipping. Customers frequently revise delivery schedules, and the quantities of products to be delivered, to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenue.

We depend on international sales and are subject to the risks associated with international operations, which may negatively affect our business.

     Sales to customers outside of the United States represented 84% of net revenues for the three months ended March 31, 2002 and 81% of net revenues in 2001. We expect that international sales will continue to generate a substantial proportion of net revenues for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in staffing and managing foreign operations;

•	loss of one or more international distributors;

•	geo-political risks, changes in diplomatic and trade relationships and economic instability; and

•	the effects of the terrorist attacks on the United States, the United States’ war on international terrorism and any related conflicts or similar events worldwide.

     Substantially all of our international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date we have not experienced any material difficulties in obtaining export licenses.

     Our international sales are typically denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, while competitors’ products denominated in local currencies become less expensive. This may lead to a reduction in sales or profitability in that country, which could adversely affect our business.

     Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other international assets and liabilities may contribute to fluctuations in operating results. In addition international customers typically take longer to pay for purchases than customers in the United States. If foreign markets do not continue to develop, or foreign sales cycles prove unpredictable, our revenue and business may be adversely affected.

Selling prices for networking and wireless products typically decrease, which could lead to lower operating results.

     Average selling prices for products in the networking and wireless markets have rapidly declined due to many factors, including:

•	rapidly changing technologies;

•	price-performance enhancements;

•	product introductions by competitors;

•	price pressure from significant customers; and

•	product maturity and obsolescence.

The decline in the average selling prices of our products may cause substantial fluctuations in our operating results. We continue to develop and market new products that incorporate valued new features and sell at higher prices. Failure to deliver new products offering increased value would result in a decline in both revenues and margins, harming our business, financial condition, and results of operations.

We face product return, product liability, and product defect risks.

     Complex products such as ours frequently contain errors, defects, and bugs upon release. Despite thorough testing by Micro Linear, our test houses and customers, these errors, defects and bugs are sometimes discovered after we begin to ship products. We expend significant resources to remedy these problems, but occasionally have faced legal claims by customers and others. Product defects can also cause interruptions, delays or cancellations of sales to customers, in addition to claims against us.

The cyclical nature of the semiconductor industry affects our business.

     The semiconductor industry experiences significant downturns and wide fluctuations in supply and demand. The industry also experiences significant fluctuations in anticipation of changes in general economic conditions. This causes significant variances in product demand and production capacity, and aggravates selling price fluctuations. These cyclical patterns, which we expect to continue, significantly affect our business, financial condition, and results of operations.

We must be able to manage expenses and inventory risks associated with meeting the demand of customers.

     We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, business and operating results will suffer.

     Design wins, which require significant expenditures, often precede the generation of volume sales by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product, and on the extent to which the design of the customer’s product accommodates components manufactured by our competitors. We cannot assure that we will achieve design wins, or that any design win will result in significant future revenues.

We rely on a limited number of outside foundries and test subcontractors in the manufacturing process.

     We utilize outside foundries for all wafer production. We believe that utilizing outside foundries enables us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. We currently intend to continue to rely exclusively upon our outside foundries for our wafer fabrication requirements. However, there are significant risks associated with the reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, delays in obtaining access to key process technologies, and limited control over manufacturing yields and production costs.

     The manufacture of integrated circuits is a highly complex and technically demanding process. We have diversified our sources of wafer supply and have worked closely with our foundries to minimize the likelihood of reduced manufacturing yields. However, our foundries have sometimes experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Reduced yields have at times negatively affected our operating results, a situation which may recur in the future.

     Dependence on foundries located outside of the United States subjects us to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. Our main foundries are located in Taiwan and Singapore, which involves specific risks due to political instability in that region.

     We purchase wafers from outside foundries pursuant to customers’ purchase orders. We generally do not have a guaranteed level of wafer capacity or wafer costs at our foundries. Our wafer suppliers could prioritize capacity for other uses, or reduce or eliminate deliveries to us on short notice. In addition, we depend upon a limited number of foundries for our wafer requirements. Any sudden demand for an increased amount of wafers, or sudden reduction or elimination of any source of wafers, could result in a material delay in the shipment of products. Disruptions in supply, which have occurred in the past, may occur in the future. If such a disruption occurred, and we were unable to qualify alternative manufacturing sources for our products in a timely manner, or if such sources were unable to produce wafers with acceptable manufacturing yields, our business and operating results would be materially and adversely affected.

     We rely on two outside test service subcontractors to test our products. The same risks described in the paragraph above, concerning guaranteed capacity, dependence upon a limited number of test service subcontractors, and disruptions in service, also apply to our test and assembly subcontractors.

     Rapid technological change and frequent new product introductions characterize the markets for our products. To remain competitive, we must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. If we are unable to obtain access to advanced wafer processing technologies, limiting our ability to introduce competitive products on a timely basis, our future operating results may suffer.

     The manufacture of integrated circuits is a highly complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process and other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these manufacturing problems are difficult to diagnose and time consuming or expensive to remedy. Our foundries have at times experienced lower than anticipated yields, which have adversely affected production and operating results.

     The manufacturing processes utilized by our foundries are continuously being improved in order to increase yield and product performance. Process changes can, however, result in interruptions in production or significantly reduced yields. New process technologies or new products are especially susceptible to wide variations in manufacturing yields and efficiency. Irregularities, adverse yield fluctuations or other manufacturing problems at our foundries could result in production interruption or delivery delays, adversely affecting our business and results of operations.

     We have granted nontransferable, limited process licenses to some of our foundries to utilize our processes to manufacture and sell wafers to other customers. We protect our proprietary technology, particularly our design methodology, but may not be able to prevent its misappropriation by our foundries or others.

The manufacturing processes of our foundries and subcontractors use hazardous chemicals.

     Our wafer suppliers and test and assembly subcontractors are subject to a variety of U.S. and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing processes. Failure by our suppliers or subcontractors to comply with environmental regulations could result in fines, suspension of production or cessation of operations. Environmental regulations could also require our suppliers or subcontractors to acquire equipment or incur other expenses to comply with environmental regulations. If our suppliers or subcontractors incur substantial additional expenses, product costs could significantly increase, adversely affecting our results of operations.

     We are also subject to a variety of environmental regulations relating to our operations. If we fail to comply with present and future regulations, the government could impose fines on us, or compel us to suspend or cease operations. If we or our suppliers or subcontractors fail to control the use or discharge of hazardous substances, we could be subject to civil or criminal liabilities, which could have a material adverse effect on our business and operating results.

Because competition for qualified personnel is intense, we may not be successful in attracting and retaining personnel, which could have an impact upon the development or sales of our products.

     Our future success will depend to a significant extent on our ability to attract, retain and motivate personnel, especially those with engineering design experience and expertise. Competition for qualified technical and other personnel is intense in the San Francisco Bay area, and we may not be successful in attracting and retaining such personnel.

     Competitors may attempt to recruit our employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we do not have employment contracts or non-competition agreements with most of our personnel. The loss of the services of key employees, the inability to attract or retain qualified personnel, or delays in hiring personnel, particularly engineers and other technical personnel, could negatively affect our business and prevent us from achieving our business goals.

Our success depends on our ability to protect our intellectual property and proprietary rights.

     We own six U.S. patents, and have eight U.S. patent applications and ten foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

     We attempt to protect our intellectual property rights through patents, trademarks, copyrights, licensing arrangements, maintaining certain technology as trade secrets and other measures. However, any patent, trademark, copyright or other intellectual property rights we own may be invalidated, circumvented or challenged. We cannot be certain that our intellectual property rights will provide competitive advantages, or that any pending or future patent applications will be issued with the scope of the claims sought by us. Competitors may develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business.

     We believe that the future success of our business will depend on our ability to translate technological expertise and innovation into new and enhanced products. We enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and limit access to and distribution of our proprietary information. Nevertheless, we may not be able to prevent misappropriation of our technology.

     In addition, we have taken legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. If a third party makes a valid claim, and we cannot obtain a license to the technology on reasonable terms, our operations could be adversely affected.

     We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the proprietary rights and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, and could divert our management’s attention away from running our business.

We could be the target for costly disputes and litigation.

     In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court’s Judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. The Supreme Court has not yet rendered its decision on whether to hear the appeal. Part II of this filing contains greater detail about this case.

     From time to time we have received correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may adversely affect our business.

Our stock price has been and will likely continue to be volatile, and you may be unable to resell your shares at or above the price you paid.

     Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and March 31, 2002, our stock price has traded as high as $3.35 on January 31, 2002, and as low as $2.05 on March 6, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the computer networking equipment and broadband wireless local area network markets;

•	governmental regulation and legislation; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

     Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our financial performance.

Our Certificate of Incorporation and Bylaws, Stockholder Rights Plan and Delaware law contain provisions that could discourage a change in control, even if the change in control would be beneficial to our stockholders.

     Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, the 1998 Shareholder Rights Plan, our stock option plans and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

     Under the Shareholder Rights Plan, adopted in August 1998, each share of our outstanding common stock carries one Right to purchase 1/1000 of a share of Series A Participating Preferred Stock at an exercise price of $30.00 per Right. If someone acquires 15% or more of our common stock, each Right not owned by a holder of 15% or more of our common stock entitles the holder, upon payment of the $30.00 exercise price, to receive common stock having a current market value of $60.00. This issuance of additional common stock would significantly reduce the percentage of common stock held by a potential acquiror. The Rights expire in August 2008.

     In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of our company. Specifically, Section 203 prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder unless specific conditions are met. Also, in the event outstanding options granted pursuant to certain of our stock option plans are not assumed by an acquiring corporation, the unvested portion of such options may be accelerated upon a change of control. In addition, some individual stock option grants provide for the partial or complete acceleration of vesting upon a change of control.

We rely on a continuous power supply to conduct our operations. An energy crisis in California could disrupt operations and increase our expenses.

     California has recently experienced energy alerts and rolling blackouts, which can disrupt our operations and increase our expenses. If blackouts interrupt our power supply or the power supply of any of our customers, we or our customers may be temporarily unable to operate. A prolonged interruption in our operations could delay the development of or interfere with the sales of our products. Interruptions in our power supply could harm our ability to retain existing customers and obtain new customers, resulting in lost revenue and substantially harming our business and results of operations.

     The deregulation of the energy industry instituted in 1996 by the California government, and shortages in wholesale electricity supplies, have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will increase, as our headquarters and most of our employees are in California.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     As of March 31, 2002, our investment portfolio consisted of U.S. government obligations and commercial paper of $24.1 million, typically with maturities of less than 12 months. These securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and therefore do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

Foreign Currency Exchange Risk

     We have international sales and research and development facilities and are therefore subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. To date our exposure related to exchange rate volatility has not been significant.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. We denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held hearings on November 9, 1998 and July 19, 1999. The court issued a decision favorable to Micro Linear, conceding that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000. On January 23, 2001 the Court of Appeals issued an opinion affirming the District Court’s Judgment. On May 23, 2001, Pioneer filed a petition for appeal with the Supreme Court. Micro Linear filed its opposition to the petition on June 25, 2001. The Supreme Court has not yet rendered its decision on whether to hear the appeal.

     From time to time we have received correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may result in costly litigation or other actions involving Micro Linear.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     None

(b)	Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION
Date: May 15, 2002	By:	/s/ David L. Gellatly

David L. Gellatly Chairman, Chief Executive Officer and President (Principal Executive Officer)
	By:	/s/ Michael Schradle

Michael Schradle Chief Financial Officer (Principal Financial and Accounting Officer)