Form 10-Q
period 2002-06-30
MICRO LINEAR CORP /CA/
filed 2002-08-14
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [    ]

     The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2002, net of shares held in treasury, was 12,077,313.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2(B)
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4

PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Consolidated Condensed Balance Sheets at June 30, 2002 and December 31, 2001	3

	Unaudited Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001	4

	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$13,529	$14,888
Short-term investments	10,416	13,018
Accounts receivable, net	2,337	1,301
Inventories	4,494	3,632
Other current assets	1,234	1,135

Total current assets	32,010	33,974
Property, plant and equipment, net	9,344	10,326
Other assets	147	213

Total assets	$41,501	$44,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,688	$2,361
Accrued compensation and benefits	1,737	1,679
Deferred income on shipments to distributors	2,508	2,888
Accrued commissions	255	282
Other accrued liabilities	1,887	1,950
Current portion of long-term debt	239	239

Total current liabilities	10,314	9,399
Long-term debt	2,188	2,308

Total liabilities	12,502	11,707

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,087	59,945
Notes receivable from stockholders	—	(6)
Accumulated deficit	(10,895)	(7,000)
Accumulated other comprehensive income	25	85
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	28,999	32,806

Total liabilities and stockholders’ equity	$41,501	$44,513

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net revenues	$8,884	$5,927	$14,475	$9,350
Cost of revenues	3,768	2,830	6,239	4,292

Gross margin	5,116	3,097	8,236	5,058

Operating expenses:
Research and development	4,094	3,966	8,268	7,462
Selling, general and administrative	2,247	2,506	4,087	4,860

Total operating expenses	6,341	6,472	12,355	12,322

Loss from operations	(1,225)	(3,375)	(4,119)	(7,264)
Interest and other income	142	698	437	1,563
Interest and other expense	(65)	(1,060)	(134)	(1,243)

Loss before provision for taxes	(1,148)	(3,737)	(3,816)	(6,944)
Provision for income taxes	2	—	79	—

Net loss	$(1,150)	$(3,737)	$(3,895)	$(6,944)

Basic:
Net loss per share	$(0.10)	$(0.31)	$(0.32)	$(0.58)

Weighted average number of shares used in per share computation	12,064	11,894	12,063	11,894

Diluted:
Net loss per share	$(0.10)	$(0.31)	$(0.32)	$(0.58)

Weighted average number of shares used in per share computation	12,064	11,894	12,063	11,894

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2002	2001

Net cash used in operating activities	$(3,722)	$(6,350)
Investing activities:
Purchase of capital equipment	(95)	(1,094)
Proceeds from notes receivable	—	2,038
Purchases of short-term investments	(4,549)	(10,699)
Sales of short-term investments	7,091	13,962

Net cash provided by investing activities	2,447	4,207
Financing activities:
Principal payments on debt	(120)	(111)
Proceeds from issuance of common stock	36	19

Net cash used in financing activities	(84)	(92)

Net decrease in cash and cash equivalents	(1,359)	(2,235)
Cash and cash equivalents at beginning of period	14,888	17,664

Cash and cash equivalents at end of period	$13,529	$15,429

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business

     Micro Linear Corporation is a worldwide supplier of integrated circuits to the communications market. Our products are used in high-speed networks, including wireless networks, supporting broadband digital voice, data and video transmission in the enterprise and the home. Our headquarters are in San Jose, California. In addition to our San Jose engineering group, we have design centers in Salt Lake City, Utah and Cambridge, England. We operate in a single industry segment, and serve our customers through worldwide direct sales, manufacturer’s representatives, and distributors.

2. Summary of Significant Accounting Policies

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2001 ended on December 30, 2001. The second quarter of 2001 ended on July 1, 2001. The second quarter of 2002 ended on June 30, 2002. For presentation purposes, the unaudited consolidated condensed financial statements refer to the calendar month or year end of each period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

     The unaudited consolidated condensed financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly our financial position, results of operations, and cash flows for the periods presented.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

Use of Estimates

     In conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Financial Statement Details

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Work-in-process	$1,881	$1,535
Finished goods	2,613	2,097

Total inventories	$4,494	$3,632

     Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	14,200	14,105
Assets held for sale	3,414	3,414

Property, plant and equipment	$25,983	$25,888
Accumulated depreciation and amortization	16,639	15,562

Property, plant and equipment, net	$9,344	$10,326

Related Party Transaction

     In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan is secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan bears interest at the prime rate, which is 4.75%. Principal and interest will be due upon sale of the Georgia home or, if earlier, six months after the date of the loan.

Provision for Taxes

     The provision for income taxes for the six months ended June 30, 2002 consists of foreign taxes. No benefit for income taxes was recorded in the United States, as we believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance.

Comprehensive Income

     For the three and six months ended June 30, 2002 and 2001, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Loss	$(1,150)	$(3,737)	$(3,895)	$(6,944)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities, net	(5)	3	(60)	42

Comprehensive Loss	$(1,155)	$(3,734)	$(3,955)	$(6,902)

Earnings Per Share

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended June 30,

	2002			2001

	Loss	Shares	Per-	Loss	Shares	Per-
	(Numerator)	(Denominator)	Share Amount	(Numerator)	(Denominator)	Share Amount

Basic Loss Per Share:
Net loss available to common stockholders	$(1,150)	12,064	$(0.10)	$(3,737)	11,894	$(0.31)
Diluted Loss Per Share:
Net loss available to common stockholders assuming dilution	$(1,150)	12,064	$(0.10)	$(3,737)	11,894	$(0.31)

	Six Months Ended June 30,

	2002			2001

	Loss	Shares	Per-	Loss	Shares	Per-
	(Numerator)	(Denominator)	Share Amount	(Numerator)	(Denominator)	Share Amount

Basic Loss Per Share:
Net loss available to common stockholders	$(3,895)	12,063	$(0.32)	$(6,944)	11,894	$(0.58)
Diluted Loss Per Share:

	Six Months Ended June 30,

	2002			2001

	Loss	Shares	Per-	Loss	Shares	Per-
	(Numerator)	(Denominator)	Share Amount	(Numerator)	(Denominator)	Share Amount

Net loss available to common stockholders assuming dilution	$(3,895)	12,063	$(0.32)	$(6,944)	11,894	$(0.58)

     The number of shares used in the basic loss per share computation is the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock method for stock options outstanding.

     Options to purchase 4,343,468 shares of common stock were outstanding as of June 30, 2002, and options to purchase 3,765,576 shares of common stock were outstanding as of June 30, 2001. Outstanding options had no effect upon the computation of diluted earnings per share for these periods. We recorded a net loss in each period, and including the option shares would have been anti-dilutive.

4. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment (or more frequently if indicators of impairment arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 in fiscal 2002. We adopted SFAS No. 142 on January 1, 2002. The adoption did not have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS No.144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS No. 144 supersedes SFAS No. 121, it retains some fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. We expect that the initial application of SFAS No. 146 will not have a material impact on our financial position or results of operations.

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

     These forward-looking statements include, but are not limited to, statements regarding: expected expenses, including those related to research and development and selling, general and administrative; sources of revenue; the adequacy of our capital resources and the ability of cash generated from operations to fund necessary purchases of capital equipment and provide adequate working capital; our ability to compete effectively; anticipated revenue from wireless and networking products; anticipated international revenue; anticipated release of new products at higher prices; impact of new products on our gross margins; our beliefs regarding provision for income taxes; our beliefs regarding our accounting policies and our belief that high levels of new product development are critical to our success.

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

     During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably broadband wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, we are developing highly integrated, high performance RF transceivers, baseband processors, and embedded software for a number of emerging and established broadband wireless market applications. During 2001, we established ourselves as a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 66% of net revenues for the second quarter of 2002 compared to 49% of net revenues for the comparable second quarter of 2001. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

Critical Accounting Policies

     We described our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2001.

     Our critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations, and require our management’s significant judgments and estimates. Our critical accounting policies include those regarding (1) revenue recognition, (2) estimating accrued liabilities and allowance for doubtful accounts, (3) inventory valuation, (4) accounting for income taxes, and (5) valuation of long-lived and intangible assets. Our management believes that we consistently apply judgments and estimates, and such consistent application fairly depicts our financial condition and results of operations for all periods presented.

Results of Operations

     Three Months and Six Months Ended June 30, 2002 Compared With Three Months and Six Months Ended June 30, 2001

Net Revenues

     Net revenues for the second quarter of 2002 increased 51% to $8.9 million from $5.9 million for the second quarter of 2001. Net revenues for the first six months of 2002 increased 54% to $14.5 million from $9.4 million for the first six months of 2001. The increase in net revenues for both the three and six months ended June 30, 2002 was primarily due to increased shipments of RF transceivers.

     Revenues from sales of RF transceivers totaled $5.9 million, or 66% of net revenues, for the second quarter of 2002, compared to $2.9 million, or 49% of net revenues, for the second quarter of 2001. Revenues from sales of RF transceivers totaled $8.6 million, or 59% of net revenues, for the first six months of 2002, compared to $3.4 million, or 36% of net revenues, for the first six months of 2001. Revenues from sales of networking products for the second quarter of 2002 totaled $3.0 million, or 34% of net revenues, compared to $3.0 million, or 51% of net revenues, for the second quarter of 2001. Revenues from sales of networking products for the first six months of 2002 totaled $5.9 million, or 41% of net revenues, compared to $6.0 million, or 64% of net revenues, for the first six months of 2001.

     International revenues for the second quarter of 2002 totaled $7.8 million, or 88% of net revenues, compared to $4.9 million, or 83% of net revenues, for the second quarter of 2001. International revenues for the first six months of 2002 totaled $12.5 million, or 86% of net revenues, compared to $7.0 million, or 74% of net revenues, for the first six months of 2001. Domestic revenues were approximately 12% of net revenues for the second quarter of 2002, compared to 17% for the second quarter of 2001. Domestic revenues were approximately 14% of net revenues for the first six months of 2002, compared to 26% for the first six months of 2001. The increase in international revenues as a percentage of total net revenues is due to the sales of our RF transceiver wireless products to Uniden Corporation. We expect the higher percentage of international revenues to continue.

     In the second quarter of 2002, Uniden Corporation accounted for 66% of net revenues. In the second quarter of 2001, three customers each accounted for 10% or more of our net revenues: Uniden Corporation accounted for 49% of our net revenues, Allied Telesyn International accounted for 14% of our net revenues, and Insight Electronics, a domestic distributor, accounted for 12% of our net revenues.

Operations by Geographic Regions

     The following is a summary of operations by geographic regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:
United States	$1,116	$979	$2,021	$2,350

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Asia	6,910	4,349	10,775	5,722
Europe	783	598	1,555	1,277
Other	75	1	124	1

Consolidated	$8,884	$5,927	$14,475	$9,350

Loss from operations:
United States	$17	$(2,846)	$(344)	$(6,344)
Asia	(1,255)	—	(3,460)	—
Europe	12	(529)	(296)	(920)
Other	1	—	(19)	—

Consolidated	$(1,225)	$(3,375)	$(4,119)	$(7,264)

Capital expenditures:
United States	$—	$261	$72	$1,060
Europe	8	29	23	34

Consolidated	$8	$290	$95	$1,094

Depreciation and amortization:
United States	$506	$512	$1,025	$995
Europe	24	31	52	60

Consolidated	$530	$543	$1,077	$1,055

     Identifiable assets by geographic region are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Identifiable assets:
United States	$41,156	$44,129
Asia	59	—
Europe	286	384

Consolidated	$41,501	$44,513

Gross Margin

     Gross margin for the second quarter of 2002 was $5.1 million, up 65% compared to $3.1 million in gross margin for the second quarter of 2001. Gross margin for the first six months of 2002 was $8.2 million, up 61% from $5.1 million in gross margin for the first six months of 2001. The increase in gross margin dollars for both the three and six months ended June 30, 2002 was primarily due to increased revenue from sales of wireless products, mainly digital cordless telephone RF transceivers. Gross margin percentage for the second quarter of 2002 and 2001 was 58% and 52%, respectively. Gross margin percentage for the first six months of 2002 and 2001 was 57% and 54%, respectively. The higher gross margin percentage for both the three and six months ended June 30, 2002 was primarily due to the impact of spreading relatively fixed manufacturing overhead expenses over a larger revenue base, offset to some degree by lower margins on wireless products compared to networking products. Although the release of new products at higher prices may have a favorable effect on margins, we expect that the general trend in gross margins in the future may be downward, as we expand our sales base in competitive, consumer-oriented markets for digital cordless telephones and other wireless applications.

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

     Research and development (R&D) expenses for the second quarter of 2002 increased 3% to $4.1 million from $4.0 million in the second quarter of 2001. R&D expenses for the first six months of 2002 increased 11% to $8.3 million from $7.5 million in the first six months of 2001. The increase in product development expenses for both the three months and six months ended June 30, 2002 is primarily the result of the growth of the engineering department, as we develop highly integrated, high performance RF transceivers, baseband processors, and embedded software for broadband wireless market applications.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses for the second quarter of 2002 decreased 12% to $2.2 million from $2.5 million in the second quarter of 2001. SG&A expenses for the first six months of 2002 decreased 16% to $4.1 million from $4.9 million in the first six months of 2001. The decrease in expenses for both the three months and six months ended June 30, 2002 was primarily due to lower spending for equipment and supplies, outside services, consulting, legal and facilities. We believe that SG&A expenses could rise moderately in the future, due mainly to increases in variable selling costs associated with increases in revenues, and higher marketing expenses incurred in connection with the introduction of new products.

Interest and Other Income and Interest Expense

     Interest and other income was $0.1 million and $0.7 million in the second quarter of 2002 and 2001, respectively. Interest and other income was $0.4 million and $1.6 million in the first six months of 2002 and 2001, respectively. The decrease in interest and other income for both the three and six months ended June 30, 2002 was primarily due to lower interest income caused by lower prevailing interest rates and a lower cash balance.

     Interest and other expense was $0.1 million and $1.1 million in the second quarter of 2002 and 2001, respectively. Interest and other expense was $0.1 million and $1.2 million in the first six months of 2002 and 2001, respectively. The decrease in interest and other expense for both the three and six months ended June 30, 2002 was primarily due to a $1.0 million charge in 2001 for a discount granted to accelerate the payment of a note receivable that was issued to us by the purchaser of our test operations in April 2000.

Provision for Income Taxes

     The provision for income taxes for the three and six months ended June 30, 2002 consists of foreign taxes. No benefit for income taxes was recorded in the United States, as we believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three and six months ended June 30, 2001 was 0%.

Related Party Transaction

     In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan is secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan bears interest at the prime rate, which is 4.75%. Principal and interest will be due upon sale of the Georgia home or, if earlier, six months after the date of the loan.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.7 million for the first six months of 2002, compared to cash used in operations of $6.4 million in the first six months of 2001. Net cash used in operating activities during the first six months was primarily due to a net operating loss of $3.9 million. Additional uses of cash for the first six months of 2002 were an increase in inventories of $862,000, and an increase in accounts receivable of $1 million, offset by an increase in total liabilities of $795,000.

     Net cash provided by investing activities was $2.4 million in the first six months of 2002 and $4.2 million in the comparable period last year, consisting primarily of net sales of short-term investments. Capital expenditures decreased to $95,000 for the first six months of 2002 compared to $1.1 million for the first six months of 2001.

     Financing activities for the first six months of 2002 were insignificant. Net cash used by financing activities during the first six months of 2002 included payments on debt of $120,000.

     Working capital amounted to $21.7 million as of June 30, 2002 compared to $33.3 million as of June 30, 2001. Working capital at June 30, 2002 includes cash and cash equivalents of $13.5 million and short-term investments of $10.4 million.

     We anticipate that our existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months.

Factors That May Affect Future Operating Results

     The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected:

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

     We have incurred quarterly net losses from June 2000 through June 2002. Because of those losses, we had an accumulated deficit of $10,895,000 as of June 30, 2002.

     Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line is expected to decline. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Although our revenues and gross margin increased in the second quarter of 2002 over the first quarter of 2002, we expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow.

To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional capital. If funds are not available on acceptable terms, we may not be able to hire and retain employees, fund our operations or compete effectively.

     We believe that our existing capital resources and cash generated from operations will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to hire, train or retain employees, to fund our operations and sales and marketing efforts, take advantage of unanticipated opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited, which could harm our business, financial condition and operating results.

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

     During 2001 and 2002, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenues come from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenues.

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

     A significant majority of our revenues come from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, accounted for approximately 85% and 84% of net revenues for the three months and six months ended June 30, 2002, respectively and approximately 75% of net revenues in fiscal year 2001. One customer, Uniden Corporation, accounted for 66% of our net revenues in the second quarter of 2002. Sales to domestic distributors for the three months and six months ended June 30, 2002 accounted for approximately 8% and 9% of net revenues, respectively and 13% of net revenues in fiscal year 2001. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenues for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 88% and 86% of net revenues for the three months and six months ended June 30, 2002, respectively and 81% of net revenues in fiscal year 2001. We expect that international sales will continue to generate a substantial proportion of net revenues for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in staffing and managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability; and

•	the effects of the terrorist attacks on the United States, the United States’ war on international terrorism and any related conflicts or similar events worldwide.

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

Defects in our products, product returns and product liability could result in a decrease in customers and revenues, unexpected expenses and loss of market share.

     Complex products such as ours frequently contain errors, defects, and bugs upon release. Despite thorough testing by Micro Linear, our test houses and customers, these errors, defects and bugs are sometimes discovered after we begin to ship products. We expend significant resources to remedy these problems, but occasionally have faced legal claims by customers and others. Product defects can also cause interruptions, delays or cancellations of sales to customers, in addition to claims against us, all of which could adversely affect our operating results.

We depend on the health of the semiconductor industry, which is highly cyclical. The decline in demand in the semiconductor industry could affect our financial condition and results of operations.

     The semiconductor industry experiences significant downturns and wide fluctuations in supply and demand. The industry also experiences significant fluctuations in anticipation of changes in general economic conditions. This causes significant variances in product demand and production capacity, and aggravates selling price fluctuations. These cyclical patterns, which we expect to continue, may substantially harm our business, financial condition, and results of operations.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

     We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, our business and operating results will suffer.

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

We depend on a limited number of outside foundries and test subcontractors in the manufacturing process, and any failure to obtain sufficient foundry or testing capacity could significantly delay our ability to ship our products, damage our customer relationships, and result in reduced revenue.

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

We and the independent foundries and subcontractors we use to manufacture and test our products are subject to environmental laws. Failure to comply with these laws could delay manufacturing of our products and result in unexpected expenses.

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

     We own seven U.S. patents, and have seven U.S. patent applications and 11 foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

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

We have in the past, and may in the future, be parties to legal proceedings that could have a negative financial impact on us.

     In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court’s Judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. The Court of Appeals has not yet determined what further action to take with respect to this case, and the outcome cannot be predicted.

     From time to time we have received correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may adversely affect our business. The defense of lawsuits or other actions could divert our management’s attention away from running our business. In addition, negative developments with respect to litigation could cause the price of our common stock to decline significantly.

Our stock price has been and will likely continue to be volatile, and you may be unable to resell your shares at or above the price you paid.

     Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and June 30, 2002, our stock price has traded as high as $4.09 on May 16, 2002, and as low as $2.05 on March 6, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     As of June 30, 2002, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and therefore do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

Foreign Currency Exchange Risk

     We have international sales and research and development facilities and are therefore subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. To date our exposure related to exchange rate volatility has not been significant.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against such alleged patent violation. We denied any infringement and filed a counter-claim seeking invalidity of the patent. The court held hearings on November 9, 1998 and July 19, 1999. The court issued a decision favorable to Micro Linear, conceding that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit. The hearing on appeal took place on October 5, 2000. On January 23, 2001 the Court of Appeals issued an opinion affirming the District Court’s Judgment. On May 23, 2001, Pioneer filed a petition for appeal with the Supreme Court. Micro Linear filed its opposition to the petition on June 25, 2001. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. The Court of Appeals has not yet determined what further action to take with respect to this case, and the outcome cannot be predicted.

     From time to time we have received correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may result in costly litigation or other actions involving Micro Linear.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.2(b)	Certificate of Amendment to the Bylaws of the Registrant dated June 7, 2002

10.1	International Distributor Agreement dated January 1, 2002 between Micro Linear Corporation and Teksel Corporation, Ltd.

10.2	International Sales Representative Agreement dated January 1, 2002 between Micro Linear Corporation and Teksel Corporation, Ltd.

10.3	Agreement and Release of Claims dated May 21, 2002 between Micro Linear Corporation and David Gellatly

10.4	Employment Agreement dated May 27, 2002 between Micro Linear Corporation and Timothy Richardson

     (b)  Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: August 14, 2002	By:	/s/ Timothy A. Richardson

Timothy A. Richardson President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Schradle

Michael Schradle Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.2(b)	Certificate of Amendment to the Bylaws of the Registrant dated June 7, 2002

10.1	International Distributor Agreement dated January 1, 2002 between Micro Linear Corporation and Teksel Corporation, Ltd.

10.2	International Sales Representative Agreement dated January 1, 2002 between Micro Linear Corporation and Teksel Corporation, Ltd.

10.3	Agreement and Release of Claims dated May 21, 2002 between Micro Linear Corporation and David Gellatly

10.4	Employment Agreement dated May 27, 2002 between Micro Linear Corporation and Timothy Richardson