Form 10-Q
period 2002-09-29
MICRO LINEAR CORP /CA/
filed 2002-11-13
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 29, 2002

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

     The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2002, net of shares held in treasury, was 12,096,722.

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Condensed Balance Sheet at September 30, 2002 and Audited Consolidated Condensed Balance Sheet at December 31, 2001	3
	Unaudited Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$15,289	$14,888
Short-term investments	13,333	13,018
Accounts receivable, net	436	1,301
Inventories	2,792	3,632
Other current assets	1,099	1,135

Total current assets	32,949	33,974
Property, plant and equipment, net	8,951	10,326
Other assets	115	213

Total assets	$42,015	$44,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,783	$2,361
Accrued compensation and benefits	827	1,679
Deferred income on shipments to distributors	2,527	2,888
Accrued commissions	222	282
Other accrued liabilities	1,893	1,950
Current portion of long-term debt	239	239

Total current liabilities	7,491	9,399
Long-term debt	2,126	2,308

Total liabilities	9,617	11,707

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,096	59,945
Notes receivable from stockholders	—	(6)
Accumulated deficit	(7,500)	(7,000)
Accumulated other comprehensive income	20	85
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	32,398	32,806

Total liabilities and stockholders’ equity	$42,015	$44,513

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net revenues	$9,286	$7,406	$23,762	$16,756
Cost of revenues	4,030	3,833	10,269	8,125

Gross margin	5,256	3,573	13,493	8,631

Operating expenses:
Research and development	3,891	4,328	12,160	11,790
Selling, general and administrative	2,029	2,395	6,115	7,255

Total operating expenses	5,920	6,723	18,275	19,045

Loss from operations	(664)	(3,150)	(4,782)	(10,414)
Interest and other income	135	392	571	1,955
Interest and other expense	(65)	(69)	(199)	(1,312)

Loss before income taxes	(594)	(2,827)	(4,410)	(9,771)
Benefits from income taxes	(3,989)	—	(3,910)	—

Net income (loss)	$3,395	$(2,827)	$(500)	$(9,771)

Basic:
Net income (loss) per share	$0.28	$(0.24)	$(0.04)	$(0.82)

Weighted average number of shares used in per share computation	12,079	11,940	12,068	11,909

Diluted:

Net income (loss) per share	$0.28	$(0.24)	$(0.04)	$(0.82)

Weighted average number of shares used in per share computation	12,239	11,940	12,068	11,909

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by (used in) operating activities	$1,205	$(7,310)
Investing activities:
Purchase of capital equipment	(282)	(1,378)
Proceeds from sale of equipment	—	7
Proceeds from notes receivable	—	2,690
Purchases of short-term investments	(11,082)	(17,889)
Sales of short-term investments	10,702	18,599

Net cash provided by (used in) investing activities	(662)	2,029

Financing activities:
Principal payments on debt	(182)	(168)
Proceeds from issuance of common stock	40	195

Net cash provided by (used in) financing activities	(142)	27

Net increase (decrease) in cash and cash equivalents	401	(5,254)
Cash and cash equivalents at beginning of period	14,888	17,664

Cash and cash equivalents at end of period	$15,289	$12,410

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business

     Micro Linear Corporation is a worldwide supplier of integrated circuits to the communications market. Our products are used in high-speed networks and wireless applications, supporting broadband digital voice, data and video transmission in the enterprise and the home. Our headquarters are in San Jose, California. In addition to our San Jose engineering group, we have design centers in Salt Lake City, Utah and Cambridge, England. We operate in a single industry segment, and serve our customers through worldwide direct sales, manufacturer’s representatives, and distributors.

2. Summary of Significant Accounting Policies

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2001 ended on December 30, 2001. The third quarter of each year ends on the Sunday closest to September 30. The third quarter of 2001 ended on September 30, 2001. The third quarter of 2002 ended on September 29, 2002. For presentation purposes, the unaudited consolidated condensed financial statements refer to the calendar month or year end of each period.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

3. Financial Statement Details

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Work-in-process	$851	$1,535
Finished goods	1,941	2,097

Total inventories	$2,792	$3,632

     Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	14,149	14,105
Assets held for sale	3,414	3,414

Property, plant and equipment	$25,932	$25,888
Accumulated depreciation and amortization	16,981	15,562

Property, plant and equipment, net	$8,951	$10,326

Related Party Transaction

     In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan is secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan bears interest at the prime rate, which is 4.75%. Principal and interest will be due upon the sale of the Georgia home or, if earlier, six months after the date of the loan.

Benefits from Income Taxes

     The benefits from income taxes for the nine months ended September 30, 2002 consists of a small amount of foreign tax expense and a $4.0 million benefit of carrying back losses to profitable years and claiming current refunds resulting from a tax law change in March, 2002. We believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance for the remaining deferred tax assets.

Comprehensive Income

     For the three and nine months ended September 30, 2002 and 2001, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$3,395	$(2,827)	$(500)	$(9,771)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities, net	(5)	70	(65)	112

Comprehensive Loss	$3,390	$(2,757)	$(565)	$(9,659)

Earnings Per Share

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Basic:
Net income (loss)	$3,395	$(2,827)	$(500)	$(9,771)

Weighted average common shares outstanding	12,079	11,940	12,068	11,909

Basic income (loss) per share	$0.28	$(0.24)	$(0.04)	$(0.82)

Diluted:
Net income (loss)	$3,395	$(2,827)	$(500)	$(9,771)

Weighted average common shares outstanding	12,079	11,940	12,068	11,909
Dilutive stock options	160	—	—	—

Weighted average common shares outstanding	12,239	11,940	12,068	11,909

Diluted income (loss) per share	$0.28	$(0.24)	$(0.04)	$(0.82)

     The number of shares used in the basic loss per share computation is the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock method for stock options outstanding.

     Options to purchase 4,469,938 shares of common stock were outstanding as of September 30, 2002, and options to purchase 3,926,532 shares of common stock were outstanding as of September 30, 2001. Outstanding options had no effect upon the computation of diluted earnings per share for the periods in which we experienced a net loss. Including outstanding options in the computation in the case of a net loss would be anti-dilutive.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS No. 144 supersedes SFAS No. 121, it retains some fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

5. Subsequent Event

On October 8, 2002, we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support. As part of the realignment, we reduced our workforce by 39 employees.

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

     These forward-looking statements include, but are not limited to, statements regarding: the impact of the recent restructuring, expectations that the percentage of international revenue will continue to increase, expected expenses, including those related to research and development and selling, general and administrative; sources of revenue; the adequacy of our capital resources and the ability of cash generated from operations to fund necessary purchases of capital equipment and provide adequate working capital; our ability to compete effectively; anticipated revenue from wireless and networking products; anticipated international revenue; anticipated release of new products at higher prices; impact of new products on our gross margins; our beliefs regarding provision for income taxes; our beliefs regarding our accounting policies and our belief that high levels of new product development are critical to our success.

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

Overview

     The following discussion should be read together with the condensed consolidated financial statements and related notes included elsewhere in this report, and with our audited financial statements and related notes found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

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

     During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. Using proprietary technologies together with advanced circuit design methodologies, we are developing highly integrated, high performance RF transceivers, baseband processors, and embedded software for a number of wireless market applications. During 2001, we established ourselves as a volume supplier of both 900MHz and 2.4GHz RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 80% of net revenues for the third quarter of 2002 compared to 65% of net revenues for the comparable third quarter of 2001. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

     On October 8, 2002, we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support. As part of the realignment, we reduced our workforce by 39 employees.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2002 Compared With Three Months and Nine Months Ended September 30, 2001

Net Revenues

     Net revenues for the third quarter of 2002 increased 26% to $9.3 million from $7.4 million for the third quarter of 2001. Net revenues for the first nine months of 2002 increased 42% to $23.8 million from $16.8 million for the first nine months of 2001. The increase in net revenues for both the three and nine months ended September 30, 2002 was primarily due to increased shipments of RF transceivers.

     Revenues from sales of RF transceivers totaled $7.4 million, or 80% of net revenues, for the third quarter of 2002, compared to $4.8 million, or 65% of net revenues, for the third quarter of 2001. Revenues from sales of RF transceivers totaled $16.0 million, or 67% of net revenues, for the first nine months of 2002, compared to $8.2 million, or 49% of net revenues, for the first nine months of 2001. Revenues from sales of networking products for the third quarter of 2002 totaled $1.9 million, or 20% of net revenues, compared to $2.6 million, or 35% of net revenues, for the third quarter of 2001. Revenues from sales of networking products for the first nine months of 2002 totaled $7.8 million, or 33% of net revenues, compared to $8.6 million, or 51% of net revenues, for the first nine months of 2001.

     International revenues for the third quarter of 2002 totaled $8.6 million, or 92% of net revenues, compared to $6.3 million, or 85% of net revenues, for the third quarter of 2001. International revenues for the first nine months of 2002 totaled $21.1 million, or 89% of net revenues, compared to $13.3 million, or 79% of net revenues, for the first nine months of 2001. Domestic revenues were approximately 8% of net revenues for the third quarter of 2002, compared to 15% for the third quarter of 2001. Domestic revenues were approximately 11% of net revenues for the first nine months of 2002, compared to 21% for the first nine months of 2001. The increase in international revenues as a percentage of total net revenues is due to the sales of our RF transceiver wireless products to Uniden Corporation. We expect the percentage of international revenues to continue to increase as a percentage of total revenue.

     In the third quarter of 2002, Uniden Corporation and Lionda Technology Corporation accounted for 63% and 15% of net revenues, respectively. In the third quarter of 2001, Uniden Corporation accounted for 65% of net revenues. For the first nine months of 2002, Uniden Corporation accounted for 61% of net revenues. For the first nine months of 2001, Uniden Corporation, Allied Telesyn International and Insight Electronics accounted for 49%, 10% and 10% of net revenues, respectively.

Operations by Geographic Regions

     The following is a summary of operations by geographic regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
United States	$680	$1,160	$2,701	$3,510
Asia	7,915	5,751	18,691	11,473
Europe	659	491	2,214	1,768
Other	32	4	156	5

Consolidated	$9,286	$7,406	$23,762	$16,756

Loss from operations:
United States	$33	$(2,649)	$(311)	$(8,993)
Asia	(730)	—	(4,190)	—
Europe	32	(501)	(264)	(1,421)
Other	1	—	(17)	—

Consolidated	$(664)	$(3,150)	$(4,782)	$(10,414)

Capital expenditures:
United States	$187	$281	$259	$1,341
Europe	—	3	23	37

Consolidated	$187	$284	$282	$1,378

Depreciation and amortization:
United States	$497	$505	$1,522	$1,500
Europe	83	30	135	90

Consolidated	$580	$535	$1,657	$1,590

     Identifiable assets by geographic region are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Identifiable assets:
United States	$41,813	$44,129
Asia	163	—
Europe	39	384

Consolidated	$42,015	$44,513

Gross Margin

     Gross margin for the third quarter of 2002 was $5.3 million, up 47% compared to $3.6 million in gross margin for the third quarter of 2001. Gross margin for the first nine months of 2002 was $13.5 million, up 57% from $8.6 million in gross margin for the first nine months of 2001. The increase in gross margin dollars for both the three and nine months ended September 30, 2002 was primarily due to increased revenue from sales of wireless products, mainly digital cordless telephone RF transceivers. Gross margin percentage for the third quarter of 2002 and 2001 was 57% and 49%, respectively. Gross margin percentage for the first nine months of 2002 and 2001 was 57% and 51%, respectively. The higher gross margin percentage for both the three and nine months ended September 30, 2002 was primarily due to the impact of spreading relatively fixed manufacturing overhead expenses over a larger revenue base and decreasing product costs for wireless products, offset to some degree by lower margins on wireless products compared to networking products. Although the release of new products at higher prices may have a favorable effect on margins, we expect that the general trend in gross margins in the future may be downward, as we expand our sales base in competitive, consumer-oriented markets for digital cordless telephones and other wireless applications.

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

     Research and development expenses for the third quarter of 2002 decreased 9% to $3.9 million from $4.3 million for the third quarter of 2001, due to lower expenses for outside consulting services and personnel. Research and development expenses for the first nine months of 2002 increased 3% to $12.2 million from $11.8 million for the first nine months of 2001, due to higher spending for design software. We expect research and development expenses to decrease in the future, due to the discontinuation of our 802.11a broadband wireless program and the resultant reduction in force during October 2002.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the third quarter of 2002 decreased 17% to $2.0 million from $2.4 million for the third quarter of 2001. Selling, general and administrative expenses for the first nine months of 2002 decreased 16% to $6.1 million from $7.3 million for the first nine months of 2001. The decrease in expenses for both the three months and nine months ended September 30, 2002 was primarily due to lower spending for equipment and supplies, outside services, consulting, legal and facilities. We believe that selling, general and administrative expenses could rise moderately in the future, due mainly to higher marketing expenses incurred in connection with the introduction of new products.

Interest and Other Income and Interest Expense

     Interest and other income was $0.1 million and $0.4 million in the third quarter of 2002 and 2001, respectively. Interest and other income was $0.6 million and $2.0 million in the first nine months of 2002 and 2001, respectively. The decrease in interest and other income for both the three and nine months ended September 30, 2002 was primarily due to lower prevailing interest rates and a lower cash balance.

     Interest and other expense was $0.1 million for both the third quarter of 2002 and 2001. Interest and other expense was $0.2 million and $1.3 million in the first nine months of 2002 and 2001, respectively. The decrease in interest and other expense for the nine months ended September 30, 2002 was primarily due to a $1.0 million charge in 2001 for a discount granted to accelerate the payment of a note receivable that was issued to us by the purchaser of our test operations in April 2000.

Benefits from Income Taxes

     The benefits from income taxes for the nine months ended September 30, 2002 consists of a small amount of foreign tax expense and a $4.0 million benefit of carrying back losses to profitable years and claiming current refunds resulting from a tax law change in March, 2002. We believe that the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that we have recorded a full valuation allowance for the remaining deferred tax assets.

Related Party Transaction

     In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan is secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan bears interest at the prime rate, which is 4.75%. Principal and interest will be due upon the sale of the Georgia home or, if earlier, six months after the date of the loan.

Liquidity and Capital Resources

     Net cash provided by operating activities was $1.2 million for the first nine months of 2002, compared to cash used in operations of $7.3 million in the first nine months of 2001. Net cash provided by operating activities during the first nine months was primarily due to a $4.0 million tax benefit. Additional sources of cash for the first nine months of 2002 were a decrease in inventories of $840,000, and a decrease in accounts receivable of $865,000, offset by a decrease in total liabilities of $2.1 million.

     Net cash used by investing activities was $662,000 in the first nine months of 2002 and net cash provided by investing activities was $2.0 million in the comparable period last year, consisting primarily of net sales of short-term investments. Capital expenditures decreased to $282,000 for the first nine months of 2002 compared to $1.4 million for the first nine months of 2001.

     Financing activities for the first nine months of 2002 were insignificant. Net cash used by financing activities during the first nine months of 2002 included payments on debt of $182,000.

     Working capital amounted to $25.5 million as of September 30, 2002 compared to $31.7 million as of September 30, 2001. Working capital at September 30, 2002 includes cash and cash equivalents of $15.3 million and short-term investments of $13.3 million.

     We anticipate that our existing cash resources and cash generated from operations will fund necessary purchases of capital equipment and provide adequate working capital for at least the next twelve months effectively.

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

     Intense international and domestic competition, decreasing selling prices, rapid technological change, short product life cycles and cyclical patterns characterize the markets for our products. Competitors include significantly larger corporations, such as National Semiconductor, Infineon, Philips, Texas Instruments, Broadcom, Micrel, Intel, Intersil, and Agere. New entrants in these markets could provide additional competition. Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus, and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the wireless market for longer than we have, and therefore have more long-standing and established relationships with domestic and foreign customers.

     The computer networking equipment and wireless markets have undergone a period of rapid growth and consolidation in recent years. We expect our dependence on sales to network equipment manufacturers to continue. Our business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, we have experienced lower margins in some of our products. Such pricing pressures will continue to have an adverse effect on our results of operations, and our business could suffer unless they can be offset by higher margins on other products or lower operating expenses.

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

The market for wireless applications is relatively immature and characterized by rapid technological change. Our future success depends on our ability to respond to these changes.

     The wireless market remains relatively immature. Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the market’s future growth rate, size or technological direction. In view of the evolving nature of this market, suppliers of wireless products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results will suffer.

We need to develop and introduce new and enhanced products in a timely manner to successfully compete in our industry.

     Continuing technological advancement, changes in customer requirements and evolving industry standards characterize the wireless and computer equipment networking markets. To compete successfully, we must design, develop, manufacture and sell new or enhanced products that:

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

We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results will suffer.

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

     As a result of the sale of our power management, bus interface, and video product lines to Fairchild in September 2000, our products and markets are narrower than in previous years. This has had a significant effect on our revenues, profitability, and cash. We expect the change in the focus of our business to wireless products to continue to place a significant strain on personnel, management and other resources, including financial reserves. During the realignment of our business, revenue will be lower than in prior years, and we anticipate we will operate at a loss. Our ability to manage our business effectively in the future will require:

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

     We have incurred quarterly net losses from June 2000 through June 2002, and our profit in the third quarter of 2002 was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $7,500,000 as of September 30, 2002.

     Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line is expected to decline. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Although our revenues and gross margin increased in the third quarter of 2002 over the second quarter of 2002, we expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow.

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

We depend on networking, wireless, and telecommunications spending for our revenue. Any decrease or delay in spending in these industries would negatively impact future operating results and financial condition.

     Demand for our products in the future will depend on the amount and timing of spending by network providers, manufacturers of wireless consumer products, and telecommunications equipment suppliers. Spending in these areas depends upon a variety of factors, including competitive pressures, discretionary consumer spending patterns, and general economic conditions.

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

     A significant majority of our revenues come from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, accounted for approximately 90% and 84% of net revenues for the three months and nine months ended September 30, 2002, respectively and approximately 75% of net revenues in fiscal year 2001. Two customers, Uniden Corporation and Lionda Technology Corporation, accounted for 63% and 15% of our net revenues, respectively, in the third quarter of 2002. Sales to domestic distributors for the three months and nine months ended September 30, 2002 accounted for approximately 4% and 7% of net revenues, respectively and 13% of net revenues in fiscal year 2001. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenues for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 92% and 89% of net revenues for the three months and six months ended September 30, 2002, respectively and 81% of net revenues in fiscal year 2001. We expect that international sales will continue to generate a substantial proportion of net revenues for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     We rely on two outside test service subcontractors to test our products. The same risks described in the paragraphs above, concerning guaranteed capacity, dependence upon a limited number of test service subcontractors, and disruptions in service, also apply to our test and assembly subcontractors.

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

     Minute levels of contaminants in the semiconductor manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process and other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these manufacturing problems are difficult to diagnose and time consuming or expensive to remedy. Our foundries have at times experienced lower than anticipated yields, which have adversely affected production and operating results.

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

     We own twelve U.S. patents, and have five U.S. patent applications and 10 foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

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

     Our stock price has been and is likely to continue to be highly volatile. For example, between January 1, 2002 and September 30, 2002, our stock price has traded as high as $4.09 on May 16, 2002, and as low as $2.05 on March 6, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the computer networking equipment and wireless markets;

•	governmental regulation and legislation; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

     California has recently experienced energy alerts and rolling blackouts, which can disrupt our operations and increase our expenses. If blackouts interrupt our power supply or the power supply of any of our customers, we, or our customers, may be temporarily unable to operate. A prolonged interruption in our operations could delay the development of or interfere with the sales of our products. Interruptions in our power supply could harm our ability to retain existing customers and obtain new customers, resulting in lost revenue and substantially harming our business and results of operations.

     The deregulation of the energy industry instituted in 1996 by the California government, and shortages in wholesale electricity supplies, have caused power prices to increase. If wholesale prices continue to increase, our operating expenses will increase, as our headquarters and most of our employees are in California.

SECTION 906 CERTIFICATIONS

The certification by the Company’s chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), has been submitted to the Securities and Exchange Commission as additional correspondence.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     As of September 30, 2002, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and therefore do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

Foreign Currency Exchange Risk

     We have international sales and research and development facilities and are therefore subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. To date our exposure related to exchange rate volatility has not been significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The registrant’s Annual Meeting of Stockholders was held on August 1, 2002.

(b)  The meeting involved the election of six directors: Timothy Richardson, David Gellatly, James Harrison, William Pohlman, Joseph Rizzi and A. Thampy Thomas.

(c)  There were two matters voted on at the Annual Meeting of Stockholders. A brief description of each of these matters, and the results of the votes thereon, are as follows:

     1. Election of Directors

Nominee	For	Withheld

Timothy Richardson	10,385,841	896,201
David Gellatly	10,425,130	856,912
James Harrison	10,492,004	790,038
William Pohlman	10,492,004	790,038
Joseph Rizzi	10,492,004	790,038
A. Thampy Thomas	10,492,004	790,038

     2. Ratification of the appointment of PricewaterhouseCoopers LLP as the registrant’s auditors for the fiscal year ending December 29, 2002.

For	Against	Abstain

11,224,327	52,515	5,200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: November 13, 2002	By:	/s/ Timothy A. Richardson

Timothy A. Richardson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Schradle

Michael Schradle Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Timothy Richardson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micro Linear Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 13, 2002

/s/ Timothy Richardson Timothy Richardson Chief Executive Officer

I, Michael Schradle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micro Linear Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 13, 2002

/s/ MICHAEL SCHRADLE Michael Schradle Chief Financial Officer