Form 10-K
period 2002-12-29
MICRO LINEAR CORP /CA/
filed 2003-03-27
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-24758

Micro Linear Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-2910085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2050 Concourse Drive San Jose, California (Address of principal executive offices)	95131 (Zip Code)

Registrant’s telephone number, including area code:

(408) 433-5200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Series A Participating Preferred Stock, $.001 par value per share

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the Common Stock held by non-affiliates of the Company, as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price on the Nasdaq National Market on such date), was approximately $32,211,049. Shares of Common Stock held by each executive officer and director and shares held by other individuals and entities based on Schedule 13G filings have been excluded, in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2003, net of shares held in treasury, was 12,195,298.

PART I

      When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements regarding the growth of markets for our digital wireless solutions, types of radios and basebands, our ability to become a leading provider of wireless solutions, our ability to become a major provider of 5.8 GHz transceivers and power amplifiers, our ability to offer a complete semiconductor suite or modular solution to our customer base, our ability to establish strategic relationships with industry leading companies and the benefits, if any, of such relationships, our ability to develop RF modules and the benefits and market acceptance of such products, our ability to maintain a competitive market advantage in the delivery of our products, our beliefs regarding the growth of the market for wireless consumer electronics, communications and industrial products, the potential features and benefits of our products, including our transceivers, new wireless products for the industrial segment, pre-engineered radio solutions in modular form and silicon media conversion devices for Ethernet networks, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies and our dependence on such technology to succeed, the advantages of our use of outside foundries, our ability to provide the highest performance and most cost effective solutions to our customers, expected expenses, including research and development and selling, general and administrative functions, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, our dependence on our workforce, our potential to meet our customers’ needs, including helping them reduce their time to market, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will continue to increase and will account for a significant percentage of our revenues for the next 12 months, our expectations regarding trends in our future gross margin, our beliefs that existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next 12 months, and our patent and intellectual property costs. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under “Factors that May Affect Future Operating Results”.

      These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

      All references to “Micro Linear”, “we”, “us”, “our” or the “Company” mean Micro Linear Corporation and its subsidiaries, except where it is made clear that the term means only the parent company.

Item 1.     Business

General

      Micro Linear Corporation develops integrated circuits and modules that are designed to enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications.

      Wireless consumer applications that have designs using our integrated circuits include digital cordless phones, wireless headsets, wireless high fidelity speakers, digital baby monitors, video game controllers and computer peripherals. Wireless industrial applications that have designs using our products include lighting controls, home automation products, heating and cooling controls, vending machine controls, automatic meter reading, environmental monitoring devices and mesh networking nodes. These designs are at various levels of maturity and market development, and all may not reach mass production.

      Our products are in many cases replacing older designs that required a wired connection to a source of data. Wireless connectivity offers freedom of mobility and significant infrastructure installation cost savings. We believe that the markets for our cost effective, proprietary, digital wireless solutions are growing, as more and more applications adopt digital wireless connections in the unlicensed ISM (Industrial, Scientific and Medical — 900 MHz, 2.4 GHz and 5.8 GHz) frequency bands.

      Many early wireless applications utilized analog radio links, but the deficiencies of analog transmission are becoming apparent, with overcrowding in the ISM spectrums leading to a migration to digital solutions. Digital wireless links correct a number of the shortfalls found in analog links. Notable among these shortfalls are lack of security, high power consumption, limited range, interference, and restricted feature sets.

      We develop, manufacture and sell digital wireless solutions for the ISM bands. As the migration from analog links to digital links continues, we believe the market for the types of radios and basebands that we offer will grow. This market development scenario is not without precedent. All major cellular telephone markets throughout the world have migrated from analog-based systems to digital-based transmission systems, driven primarily by the analog shortfalls listed above.

      Our objective is to become a leading provider of wireless solutions for many large global markets. To meet this objective, we have embarked upon a number of strategic initiatives:

•	We are focused on becoming a major provider of 5.8 GHz transceivers and power amplifiers. These devices will enable cost effective wireless applications to be realized in the newly opened 5.8 GHz ISM band in both the US and Europe.

•	We are developing baseband devices for the market segments that we are targeting. By offering base bands as well as transceivers and power amplifiers to our customers, we believe we can offer a complete semiconductor suite or modular solution to our customer base.

•	We are working on major strategic relationships and partnerships with industry-leading companies in our target market segments. The potential mutual benefits from these relationships include competitive product definitions which will aid in developing commercial success.

•	We intend to offer not only semiconductor devices, but also will design, characterize and qualify a series of RF modules and complete wireless data link modules. We believe these products will enable companies with limited radio frequency (RF) expertise to cost effectively implement wireless connectivity in their equipment. We believe these modules can also greatly reduce the engineering cost associated with designing a radio link that will meet the requirements of the various international regulatory bodies.

•	We intend to use our high volume manufacturing and test expertise for broadband RF transceivers to maintain a competitive market advantage in the delivery of cost effective products and plan to work with our foundry partners to achieve the fastest time to market with the most appropriate technology.

Markets and Products

     Wireless Consumer, Communications, and Industrial Products

      We believe the market for wireless consumer electronics, communications, and industrial products is one of the fastest growing segments of the semiconductor industry. The reasons for this growth include user mobility, continued decreases in the cost of wireless components, availability of unlicensed frequency spectrums, and market expectations established by the Bluetooth marketing campaign.

      The Bluetooth industry initiative, led by large companies from the semiconductor, communications, and computer industries, promised a total silicon solution delivering nearly one megabit of connectivity in the unlicensed 2.4 GHz frequency band for less than five dollars. Industry standard communication protocols support interoperability between Bluetooth-compatible devices. While this initiative has yet to deliver on its ambitious goals, it has created a high level of momentum for companies to deliver alternative lines of low-cost products that provide satisfactory or even superior wireless connectivity to users.

      Digital wireless connectivity requires an RF physical interface and a baseband controller, the complexity of which depends on the specific application. The RF interface typically consists of a power amplifier, low noise amplifier and switch segment, RF transceiver segment, and modem. The controller provides an interface to the digital data source, control of the radio operation, and application support. We currently provide the RF transceiver portion of this solution, while the user selects other vendors for the remaining circuitry. We believe our transceivers provide significant benefits to our customers, including lower cost, smaller form factor, higher data rates, excellent range of operation, and lower bill of material and external component cost.

      During 2002, our wireless RF transceiver products represented approximately 62% of our net revenues, up from 47% in 2001, the first year we sold wireless products. We have delivered over nine million RF transceivers that can now be found in digital cordless telephones sold by Uniden Corporation and other digital cordless phone manufacturers.

      During 2002, many potential customers evaluated our RF transceivers for designs including digital cordless telephones, video game controllers, wireless headsets, and computer peripherals. Many of these products, intended for the US market, use the 900MHz ISM frequency band, available only in North America. Wireless products designed for worldwide distribution and sale are designed for the 2.4GHz unlicensed ISM frequency band. We supply RF transceivers for both frequency bands.

      We are designing new wireless products for the industrial segment, that will automate data collection and improve inventory management. The cost of RF solutions has fallen sufficiently to enable applications in residential gas, water, and power utility meters that provide real time data and eliminate the need for manual meter reading. Vending machines are also being equipped with RF transmitters to provide real time inventory and cash receipt management. Our 900MHz radios have secured design wins in automated utility meter applications and other industrial products.

      As an increasing number of appliances and applications feature wireless connectivity, a growing number of customers have emerged who do not have the capability to design a wireless link starting at the integrated circuit level. To achieve design wins and win new business with these emerging customers, we intend to offer a series of pre-engineered radio solutions in modular form. These modules will be able to interface directly to microprocessors and antennas in the customers’ applications. Some of these solutions will be pre-scanned for compliance to the FCC rules for use in the unlicensed frequency bands.

     Media Conversion Products

      We offer media conversion products that enable implementation of cost effective fiber to the home (FTTH) systems. Two existing industry standards define Ethernet protocols over twisted pair copper media: 10Base-T for 10Mbps and 100Base-TX for 100Mbps. A low-cost silicon solution called a media converter provides required signal conversion at each point where twisted pair copper media interfaces to fiber media.

      We believe we have been successful in providing silicon media conversion devices for Ethernet networks. We believe this is one of only a few product families in the market that provides full auto-negotiation on both the twisted pair and fiber optic sides, to automatically configure the highest speed mode of operation on a link and select either half or full duplex operation. Additional benefits of our devices include providing the user a very small footprint package, low power dissipation, and low component cost.

Sales and Distribution

      Our focus is on engaging large customers to supply key radio technologies into products targeted at high volume markets. To enable us to win business at these large accounts, our direct sales force focuses on key accounts. We address smaller customers via a network of domestic and international representatives and distributors who specialize in RF components.

      In 2002, our domestic sales represented approximately 11% of net revenues, compared to 19% and 53% in 2001 and 2000, respectively. We offer our domestic distributors product return privileges and, in the event we lower the prices of products sold to distributors, we guarantee price protection on unsold inventory. We defer recognition of revenue and gross margin derived from sales to our distributors until the distributors resell our products to their customers.

      Outside the United States, our products are sold both directly to international customers and through distributors. International sales accounted for approximately 89%, 81% and 47% of our net revenues in 2002, 2001 and 2000, respectively. We expect international sales to continue to represent a significant portion of product sales, as more and more electronics manufacturing is concentrated in the Pacific Rim. On a portion of our sales to international distributors, we offer product return privileges and, if we lower the prices of our products, we guarantee price protection on unsold inventory, which is typical in the semiconductor industry. We defer revenue from this portion of shipments to international distributors until these distributors notify us of product sales to their customers. Some sales to international distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.

      During 2002, sales to original equipment manufacturers (OEMs) represented 82% of our total revenues, and sales through our distribution channel represented 18% of net revenues. While sales to our largest customer pass through an international distributor, these sales are classified here as OEM sales since the distributor does not fulfill a traditional distributor stocking role for this customer.

      A relatively small number of customers have accounted for a significant portion of our net revenues in each of the past several years. During 2002, 2001 and 2000, our top ten customers, excluding domestic distributors, accounted for approximately 79%, 75% and 51% of net revenues, respectively. During 2002 one customer, Uniden Corporation, accounted for 56% of our total sales. Seasonal demand characterizes the consumer electronics market, including Uniden’s digital cordless telephones, which incorporate our transceivers. We expect Uniden to continue to account for a significant portion of sales in 2003, subject to the same seasonality of demand and to all of the inherent variability of the consumer electronics market.

      During 2002, all of our revenue was derived from sales of products for the wireless communications market and the computer networking market. In 2002, wireless shipments accounted for 62 % of net sales. In 2001, our initial year of product shipments to the wireless communications market, sales to this market represented 47% of net revenues. Sales of our products to network equipment manufacturers accounted for approximately 38%, 53% and 41% of our net revenues in 2002, 2001 and 2000, respectively. The balance of our revenues in 2000 were in certain product lines that were sold to Fairchild Semiconductor Corporation in September, 2000.

Backlog

      At December 31, 2002, our backlog was approximately $4.3 million, as compared to approximately $5.8 million at December 31, 2001. This decrease in backlog resulted from lower orders, in the fourth quarter of 2002 as compared to the fourth quarter of 2001, for both our wireless communications and networking products, and in part reflects the increasing seasonality of our product sales, as more of our revenue is concentrated in the consumer electronics market.

      Customers who purchase standard products may generally cancel or reschedule orders for delivery outside a thirty-day period, without significant penalty to the customer. As a result, customers frequently revise the quantities of our products to be delivered, and their delivery schedules.

Technology

      We believe our success and sustainable competitive advantages depend on the acceptance and continued development of our core technologies. Technologies that we believe give us a competitive advantage include:

•	Direct conversion RF transceivers that provide cost effective, high performance, easy-to-use solutions for minimal component count RF systems.

•	Self-aligning and auto calibrating circuits that lower the cost and complexity of manufacturing test and result in high yielding products.

•	Advanced, cost effective, proprietary, wireless, communication systems algorithms and the advanced baseband architectures required to optimize their performance in silicon.

•	High performance RF, analog mixed signal, and digital circuit designs using standard BiCMOS, silicon germanium (SiGe), and CMOS technologies.

•	Advanced packaging to reduce the cost and enhance the performance and functionality of our radio solutions.

      We use standard process technologies available from leading semiconductor foundries. Silicon technologies currently used or being implemented in new designs include:

•	0.6 micron BiCMOS for low cost 900 MHz RF transceivers, 2.4GHz RF transceivers and media converters.

•	0.18 micron CMOS for advanced wireless baseband controllers.

•	0.25 and 0.35 micron SiGe for advanced 5.8 GHz RF transceivers.

Manufacturing

      We utilize outside foundries for all of our silicon wafer requirements, outside suppliers for both wafer sort and final product test, and outside assembly services to package our products. After assembly, the packaged units are final tested and final inspected by subcontractors prior to shipment to customers. Extensive electrical testing is individually performed on all circuits, using advanced, automated test equipment capable of high volume production, to ensure that the circuits satisfy specified performance levels.

      We believe that using outside foundries and other manufacturing services enable us to focus on our design strengths, minimize fixed costs and capital expenditures, and access diverse manufacturing technologies. We depend on silicon foundries located in the United States, Singapore, and Taiwan for products currently in production as well as those currently being planned.

Research and Development

      We have engineering design centers involved in the development of advanced communications circuits and systems for wireless and wired networking markets in San Jose, California, Cambridge England, and Salt Lake City, Utah. The San Jose and Cambridge design centers focus on designing RF chips, while the Salt Lake City design center is responsible for device validation testing, evaluation kits, reference designs, module products, and baseband and modem development.

      We employ state of the art integrated circuit development tools in order to shorten development cycles and accurately simulate the performance of our designs before committing to costly and time-consuming silicon fabrication. These tools represent a significant portion of the research and development tool budget. Our product development strategy focuses on highly integrated silicon solutions employing a modular design that allows high levels of reuse to enable us to address multiple markets quickly with common platforms. Often a common base mask set can be used for multiple products, so that base wafers can be staged and product identity determined during final silicon processing. This reduces lead time and inventory levels.

      As silicon technology advances, new processes enable higher levels of performance while existing processes become more cost effective. We watch these trends closely in order to provide the highest performance and most cost effective solutions to our customers.

      Research and development expenses were $15.7 million, $16.0 million, and $13.5 million in 2002, 2001, and 2000, respectively. We expect to continue spending substantial funds on research and development activities.

Competition

      The semiconductor industry is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The market segments in which we participate are intensely competitive, and many semiconductor companies presently compete, or could compete, in one or more of our target markets. Our principal competitors are National Semiconductor, Infineon, Philips, Texas Instruments, DSP Group, and Atmel. Many of our competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources. In addition, many of our competitors maintain their own wafer fabrication facilities, which provide them with a competitive advantage.

      We believe that product innovation, quality, reliability, performance and the ability to introduce products rapidly are important competitive factors. We believe that, by virtue of our product application knowledge and design expertise coupled with a rigorous design methodology, we can compete favorably in the areas of rapid new product introduction, product innovation, quality, reliability and performance. However, we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical and financial resources, and greater service and support capabilities.

      The acceptance of future products designed in compliance with industry communication standards will depend on competitive advantages our products deliver in addition to meeting the minimum requirements of the standard. Larger competitors with larger development staffs, larger research and development budgets, and access to more technologies could deliver competitive products with improved feature sets or more products with different feature sets, establishing a distinct competitive advantage.

Patents and Licenses

      Our success depends, in part, on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products, procedures, development tools and testing tools. To that end, we own certain patents and intend to continue to seek patents on our inventions when appropriate. We own 12 U.S. patents, and have 5 U.S. patent applications and 10 foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, 3 foreign patents, 7 U.S. patent applications, and 3 foreign patent applications. We believe that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, we depend primarily on the technical competence and creativity of our technical workforce.

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

Employees

      As of December 31, 2002, we had 85 full-time employees, 9 of whom were engaged in manufacturing (including test development, quality and materials functions), 48 in research and development, 18 in marketing, applications and sales, and 10 in finance and administration. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

      Micro Linear’s Web site is http://www.microlinear.com. Micro Linear makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on Micro Linear’s Web site is not part of this report.

Item 2.     Properties

      Our headquarters, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet, 16,000 square feet of which was leased to a tenant through February 2002. We acquired this property in October 1990 at a cost of $7.5 million. It is used for product design and development, manufacturing, marketing, sales and administration. We refinanced the note on the buildings in September 1999 with a $3.0 million note payable over five years with principal amortized on a ten-year basis. The note has a balloon payment of approximately $1.8 million due November 1, 2004. We listed our headquarter facility for sale in June 2002. As of January 2003, the property had an appraised value of $8.2 million. We lease engineering development center offices in Salt Lake City, Utah and Cambridge, England. We believe our existing facilities are adequate to meet our current and projected space requirements for at least the next 24 months.

Item 3.     Legal Proceedings

      In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. The Court of Appeals has not yet determined what further action to take with respect to this case. Although we believe that this claim is unwarranted and without merit, we cannot provide any assurance as to the outcome of this proceeding. We cannot estimate the possible loss or range of loss, if any, that may result from this claim and therefore have not recorded any related accruals, other than accruals for legal fees expected to be incurred in defense of this claim.

      On December 16, 1998, Accton Technology Corporation (“Accton”) filed a complaint relating to Micro Linear’s sale of part ML6692 to Accton, in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment, (6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June 2000. The terms of this settlement are confidential; however, we took a $7.0 million charge in 2000 related to this settlement and the action has been dismissed.

      From time to time we receive correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may adversely affect our business. The defense of lawsuits or other actions could divert our management’s attention away from running our business. In addition, negative developments with respect to litigation could cause the price of our common stock to decline significantly.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Executive Officers of the Registrant

      The executive officers of the Company, and their ages as of December 31, 2002 are as follows:

Name	Age	Position	Principal Business Experience for the Past Five Years

Timothy A. Richardson	45	President and Chief Executive Officer	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002 and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.
Ronald Bell	60	Chief Technical Officer	Mr. Bell joined the Company in April 1999 as Vice President of Communications Engineering. He became the Senior Vice President of Engineering in May 2000. In June 2002, he became Chief Technical Officer. From 1997 to April 1999, Mr. Bell was the Chief Executive Officer of Equator Technologies, a manufacturer of high-performance programmable media processor platforms.
Herbert Criscito	65	Vice President and General Manager, Networking Products	Mr. Criscito joined the Company in August 2002. From 1993 until August 2002, Mr. Criscito served as the President and Chief Executive Officer of Opticon, Inc., a developer, manufacturer and supplier of automated identification and data collection systems.
Brent Dix	40	Vice President, Engineering	Mr. Dix joined the Company in September 2001 as Vice President of the Salt Lake City Design Center. In July 2002, he was named Vice President of Engineering. From March 1996 until September 2001, Mr. Dix served as Senior Director of Engineering of Harmonic Inc., a provider of interactive video, voice and data services for the telecommunications industry.

Name	Age	Position	Principal Business Experience for the Past Five Years

Peter Manno	60	Vice President, Worldwide Sales	Mr. Manno joined the Company in June 2001 as Vice President of Marketing. In December 2002, he became Vice President of Worldwide Sales. From November 2000 to June 2001, Mr. Manno served as Vice President of Sales of Xemod, Inc., a provider of radio frequency amplifier modules for the wireless communication market. From July of 1999 until August of 2000, he served as President and Chief Executive Officer of American Microwave Technologies, Inc., a manufacturer of custom radio frequency and microwave power amplifiers for the scientific and medical industries. From July 1997 until July 1999, Mr. Manno was a consultant in the wireless communications industry.
David Neubauer	60	Vice President, Strategic Accounts	Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. In December 2002, he became Vice President of Strategic Accounts. From December 1998 until May 1999, Mr. Neubauer was an independent consultant. From January 1993 through December 1998, Mr. Neubauer served in several sales management positions at Sun Microsystems, Inc, including Director of Worldwide Sales Development for the MicroElectronics Division from 1996 to 1998.
Rupert Prince	39	Vice President, Marketing and Business Development	Mr. Prince joined the Company in July 2002. From 1997 to July 2002, Mr. Prince served as Director of Marketing for the wireless division of TriQuint Semiconductor, a supplier of high-performance components and modules for communications applications.
Michael Schradle	57	Vice President, Finance and Operations and Chief Financial Officer	Mr. Schradle joined the Company in July 2000 as Vice President, Finance and Chief Financial Officer. In October 2002, he was also named Vice President, Operations. From January 2000 to July 2000, Mr. Schradle was a consultant for David Powell, Inc.’s Financial Services Division, which provides interim chief financial officer support to emerging companies. From January 1998 to January 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., a semiconductor company. From 1993 until January 1998, Mr. Schradle was a consultant with David Powell, Inc.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

      The following table sets forth the highest and lowest sale prices of our Common Stock over the last eight quarters, as reported in the Nasdaq National Market. Our Common Stock is listed on the Nasdaq National Market under the symbol “MLIN.”

Common Stock Prices

	High	Low

Fiscal Year 2002
Quarter ended December 31, 2002.	$4.00	$2.45
Quarter ended September 30, 2002	$3.58	$2.38
Quarter ended June 30, 2002.	$4.09	$2.32
Quarter ended March 31, 2002.	$3.35	$2.05
Fiscal Year 2001
Quarter ended December 31, 2001.	$3.70	$2.42
Quarter ended September 30, 2001	$5.00	$2.25
Quarter ended June 30, 2001.	$2.75	$1.45
Quarter ended March 31, 2001.	$4.00	$1.88

Approximate Number of Common Equity Security Holders

Approximate Number of
Record Holders
Title of Class	(as of December 31, 2002)

Common Stock, $0.001 Par Value	260(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

     Dividend Policy

      We have not paid or declared cash dividends on our Common Stock within the past five years and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data for the five-year period ended December 31, 2002, should be read together with our Consolidated Financial Statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$28,700	$22,085	$37,699	$46,645	$47,801
Gross margin	$16,394	$11,825	$18,372	$23,615	$23,781
Income (loss) from operations	$(8,006)	$(13,783)	$(13,266)	$(2,502)	$187
Net income (loss)	$(2,848)	$(16,159)	$(11,786)	$(444)	$944
Net income (loss) per share
Basic	$(0.24)	$(1.35)	$(1.01)	$(0.04)	$0.08
Diluted	$(0.24)	$(1.35)	$(1.01)	$(0.04)	$0.08
Weighted average shares used in per share computations
Basic	12,088	11,935	11,635	10,999	11,560
Diluted	12,088	11,935	11,635	10,999	11,970

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$24,255	$24,575	$38,110	$39,006	$35,216
Total assets	$39,022	$44,513	$62,580	$69,131	$69,559
Long-term obligations, less current portion	$2,064	$2,308	$2,547	$2,755	$—
Stockholders’ equity	$30,310	$32,806	$48,008	$55,703	$56,809

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      These forward-looking statements include, but are not limited to, statements regarding: the growth of markets for our digital wireless solutions, types of radios and basebands, our ability to become a leading provider of wireless solutions, our ability to become a major provider of 5.8 GHz transceivers and power amplifiers, our ability to offer a complete semiconductor suite or modular solution to our customer base, our ability to establish strategic relationships with industry leading companies and the benefits, if any, of such relationships, our ability to develop RF modules and the benefits and market acceptance of such products, our ability to maintain a competitive market advantage in the delivery of our products, our beliefs regarding the growth of the market for wireless consumer electronics, communications and industrial products, the potential features and benefits of our products, including our transceivers, new wireless products for the industrial segment, pre-engineered radio solutions in modular form and silicon media conversion devices for Ethernet networks, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies and our dependence on such technology to succeed, the advantages of our use of outside foundries, our ability to provide the highest performance and most cost effective solutions to our customers, expected expenses, including those related to research and development and selling, general and administrative, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, our dependence on our workforce, our potential to meet our customers’ needs, including helping them reduce their time to market, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will continue to increase and will account for a significant percentage of our revenues for the next 12 months, our expectations regarding trends in our future gross margin, our beliefs that existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next 12 months, and our patent and intellectual property costs.

      Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited, to our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under “Factors that May Affect Future Operating Results”.

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

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Micro Linear’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating accrued liabilities and allowance for doubtful accounts;

•	Inventory and related allowance for obsolete and excess inventory;

•	Accounting for income taxes; and

•	Valuation of long-lived and intangible assets

Revenue Recognition

      We recognize revenue of product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed, title has transferred, and collection of the resulting receivable is reasonably assured. We defer recognition of revenue from sales of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is also deferred and included in our inventory balances. Revenue and cost of product is recognized when the distributor resells the product to its customers.

      We record estimated reductions to revenue for expected product returns. In determining the amount of the allowance, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. There were no allowances for returns recorded at December 31, 2002.

Estimating Accrued Liabilities and Allowance for Doubtful Accounts

      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

      We perform ongoing credit evaluations of our customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer’s financial statements, credit rating, bank and credit references. We do not generally require collateral from the customer. For certain international customers, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on management’s review of individual accounts. The accounts receivable balance was $1.0 million, net of allowance for doubtful accounts of $58,000, as of December 31, 2002. An unexpected change in a major customer’s ability to meet its obligation could have an adverse material effect on our financial position and results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory

      We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for our products in light of projected sales, current market conditions, and market trends. If a significant, unanticipated decrease in demand of our products or technological developments occurs, we may deem it necessary to provide for additional inventory reserves, which may have a material adverse impact on our gross margin.

Accounting for Income Taxes

      As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax planning strategies and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it is reflected as an expense within the tax provision in the statement of operations.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $9.9 million as of December 31, 2002, due to uncertainties related to the ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or release existing allowances, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets

      We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. We use an estimate of future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. In 2002, we wrote down $0.4 million of impaired capitalized software primarily due to the discontinuation of our 802.11a broadband wireless program. In 2000, we wrote down approximately $1.9 million of impaired long-lived assets consisting of equipment and facility improvements used both in the manufacturing process for product lines sold to Fairchild Semiconductor Corporation in September 2000, as well as our test operations, which were sold to Artest Corporation in April 2000.

Results of Operations

Overview

      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications.

      We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 62% of net revenues for 2002 compared to 47% of net revenues for 2001. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

      On October 8, 2002 we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support. As part of the realignment, we reduced our workforce by 39 employees. Expenses related to the discontinuance of the 802.11a development efforts were $0.7 million consisting of severance costs and asset impairment charges.

Revenue Recognition

      We recognize revenue from product shipped directly to OEM customers at the time of shipment. During 2002, our top ten OEM customers collectively accounted for approximately 79% of net revenues. We defer recognition of revenues and costs of our products to distributors until the distributor resells the product to its customers. Sales to Uniden pass through an international distributor, and are recognized as revenue upon the distributor’s resale to the end customer. However, these sales are classified as OEM in percent of net revenue presentation, since the distributor does not fulfill a traditional distributor stocking role for this customer. In 2002, sales through domestic distributors represented 7% of net revenues. Total international sales through international distributors, exclusive of sales to Uniden, represented 11% of net revenues.

Annual Results of Operations

      The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.9	46.4	51.3

Gross margin	57.1	53.6	48.7
Operating expenses:
Research and development	54.8	72.3	35.9
Selling, general and administrative	30.2	43.7	26.6
Legal settlement and related cost	0.0	0.0	21.4

Total operating expenses	85.0	116.0	83.9

Loss from operations	(27.9)	(62.4)	(35.2)
Interest income and other, net	0.2	3.9	4.1

Loss before provision for taxes	(27.7)	(58.5)	(31.1)
Provision (benefit) for taxes	(17.8)	14.7	0.2

Net loss	(9.9)%	(73.2)%	(31.3)%

Net Revenues

      Net revenues were $28.7 million for 2002, $22.1 million for 2001, and $37.7 million for 2000. Net revenues in 2002 increased 30% from net revenues in 2001, and net revenues in 2001 decreased 41% from net revenues in 2000. The increase in net revenues in 2002 was due to the first full year of volume shipments of RF transceivers, primarily to Uniden, our largest customer. We sold certain products lines to Fairchild in September 2000. The sale of these product lines, combined with a continued decline in demand for our older networking products, were the primary factors behind the 2001 revenue decline. This was partially offset by our first shipments of wireless RF transceivers. Net revenues from the shipment of RF transceivers totaled $17.9 million, or 62% of net revenues for 2002 and $10.3 million or 47% of net revenues in 2001. Revenues from networking products for 2002 totaled $10.8 million, or 38% of net revenues, compared to $11.8 million, or 53% of net revenues for 2001 and $15.3 million, or 41% of net revenues for 2000. In 2000, our revenues were derived from networking products and from certain other product lines that were sold to Fairchild Semiconductor Corporation in September 2000. We anticipate that revenues from our older networking products will continue to decline both in absolute dollars and as a percent of revenues.

      International revenues for 2002 totaled $25.4 million, or 89% of net revenues, compared to $17.8 million, or 81% of net revenues, for 2001, and $17.6 million, or 47% of net revenues, for 2000. Domestic revenues were approximately 11% of net revenues for 2002, compared to 19% for 2001 and 53% for 2000. The increase in international revenues as a percentage of total net revenues was primarily due to sales of our RF transceiver wireless products to Uniden Corporation. We expect that international revenues will continue to increase and will account for a significant percentage of total revenues over the next 12 months.

      In fiscal 2002, Uniden Corporation accounted for 56% of net revenues. In fiscal 2001, Uniden Corporation and Allied Telesyn International accounted for 46% and 11% of net revenues, respectively. In fiscal 2000, Insight Electronics accounted for 23% of net revenues. We anticipate that sales to Uniden will continue to account for the majority of our revenue over the next 12 months.

Gross Margin

      Our gross margin percentage was 57% in 2002, 54% in 2001, and 49% in 2000. The higher gross margin percentage in 2002 was primarily due to a $0.7 million reduction of fixed manufacturing overhead spending, to $2.6 million, or 9% of net revenues in 2002, from $3.3 million, or 15% of net revenues, in 2001. The reduced costs and higher revenue base over which these costs are spread had a positive 6% margin impact in 2002 compared to 2001. This positive margin impact, resulting from lower overhead costs, was partially offset by an increase in the overall weighting of wireless revenues in our revenue mix in 2002 compared to 2001. Average gross margins on our wireless products are lower than our networking products. The higher gross margin percentage in 2001 compared to 2000 was primarily the result of lower subcontractor test and assembly costs, lower semiconductor fabrication costs and reduced overhead expenses achieved after the sale of certain product lines to Fairchild Semiconductor Corporation in September 2000. We anticipate that revenue from our wireless products will continue to grow as a percentage of total revenue and we expect that the general trend in gross margins in the future will be downward, as we expand our sales base in competitive, consumer-oriented markets for digital cordless telephones and other wireless applications, and as the percentage of our revenue derived from our wireless products continues to increase.

      Gross margins are affected by the volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

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

      Research and development expenses were $15.7 million for 2002, or 55% of net revenues, compared to $16.0 million, or 72% of net revenues, in 2001, and $13.5 million, or 36% of net revenues, in 2000. The decrease in research and development expenses from 2001 to 2002 was primarily due to lower expenses for outside consulting services and personnel. The increase in expenses from 2000 to 2001 was primarily the result of increased spending on our development programs for highly integrated, high performance RF transceivers, baseband processors, and embedded software for broadband wireless market applications.

     Selling, General and Administrative

      Selling, general and administrative expenses were $8.7 million for 2002, or 30% of net revenues, compared to $9.6 million, or 43% of net revenues, in 2001, and $10.0 million, or 27% of net revenues, in 2000. The decrease of $0.9 million or 9%, in 2002 compared to 2001 was primarily due to lower spending for supplies, outside services, consulting, legal and facilities. The expense decrease of $0.4 million, or 4%, in 2001 compared to 2000 was primarily due to lower administrative headcount and expenses, and lower variable sales costs due to lower revenue. We believe that selling, general and administrative expenses could rise moderately in the future, due mainly to higher marketing and selling expenses incurred in connection with the introduction of new products.

     Legal Settlement and Related Costs

      The financial results in 2000 include a pre-tax charge of $8.1 million for legal costs, of which $7.0 million was for the out of court settlement of a legal claim in conjunction with the sale of a certain product line, filed against us in December 1998 by Accton Technology Corporation.

     Interest and Other Income and Interest Expense

      Interest and other income was $0.7 million for 2002, $2.2 million for 2001 and $2.1 million for 2000. The decrease in interest and other income from 2001 to 2002 was primarily due to the reduction in interest income affected by changes in our cash balances as well as the decline in prevailing interest rates. Interest and other expense was $0.6 million in 2002, $1.4 million in 2001, and $0.5 million in 2000. The decrease in interest and other expense from 2001 to 2002 was due primarily to a $1.0 million charge in 2001 for a discount granted to accelerate the payment of a note receivable that was issued to us by the purchaser of our test operations in April of 2000.

     Provision for Income Taxes

      Our effective tax rate was positive 64% for 2002, negative 25% for 2001 and negative 0.5% for 2000. The positive 64% effective rate for 2002 is primarily due to tax refunds resulting from a tax law change in 2002 that allowed us to carryback net operating losses to prior years. The negative 25% effective rate for 2001 is due primarily to the recording of a valuation allowance against our deferred tax assets as of December 31, 2001.

Liquidity and Capital Resources

      Net cash used in operating activities was $2.1 million in 2002, $8.8 million in 2001, and $8.0 million in 2000. Net cash used by operating activities dropped significantly in 2002 primarily due to the decrease in net loss as compared to 2001 and 2000. The net loss in 2002 included a $5.1 million tax benefit resulting from the carryback of net operating losses to profitable years, $4.0 million of which was received in tax refunds in 2002. The $2.8 million net loss, decrease in accrued liabilities of $1.6 million, and decrease in deferred revenue of $0.8 million were the primary components of cash used in 2002. These were offset by $2.1 million of non-cash depreciation and amortization and a $1.4 million reduction in inventories. The $8.8 million of cash used in operating activities in 2001 was due primarily to the net loss of $16.2 million, an increase in inventories of $2.2 million and a $1.4 million decrease in accrued liabilities. These uses of cash were somewhat offset by the favorable cash impact in 2001 from non-cash charges of $3.5 million resulting from an increase in valuation reserves related to deferred tax assets, and $2.1 million of non-cash depreciation and amortization. In addition, during 2001 we collected receivables and purchased inventories on behalf of Fairchild Semiconductor Corporation related to certain product lines sold to them in September 2000. The net effect of these transactions, in addition to the change in our other current assets, had a $5.9 million positive cash impact. The cash used by operating activities in 2000 of $8.0 million was primarily due to the net loss of $11.8 million, an increase in inventories of $3.7 million, an increase in other assets of $3.6 million, and a decrease in accounts payable of $1.1 million. These uses of cash were offset by a decrease of $5.0 million in accounts receivable, $3.5 million of non-cash depreciation and amortization, a $1.9 million non-cash loss on the disposal of property and equipment and an increase in accrued liabilities of $1.9 million.

      Net cash used in investing activities was $2.0 million during 2002. Net cash provided by investing activities was $5.9 million and $15.0 million in 2001 and 2000, respectively. Net cash used during 2002 consisted primarily of net purchases of short-term investments. In 2002, cash used for capital expenditures decreased to $0.3 million compared to $1.9 million in 2001. Net cash provided by investing activities in 2001 was primarily due to $2.7 million in cash received on the note receivable from Artest Corporation for test equipment sold to them in 2000 and $5.1 million in net sales of short-term investments, offset by $1.9 million in purchases of property and equipment. Net cash provided by investment activities in 2000 was primarily due to cash proceeds of approximately $11.0 million from the sale of certain product lines to Fairchild Semiconductor Corporation in September 2000 and $6.1 million in net sales of short-term investments, offset by $3.2 million in purchases of property and equipment.

      Net cash provided by financing activities was $48,000, $0.1 million and $3.3 million in 2002, 2001 and 2000, respectively. The net cash provided by financing activities in each of these years was primarily from proceeds on issuance of the Company’s common stock offset by principal paydowns of approximately $200,000 each year on the Company’s note payable, secured by it’s building located in San Jose, California.

Contractual Obligations by Year

(000’s)

	Long-term	Inventory	Operating and
Year	Debt(1)	Commitment	Facility Leases	Total

2003	$429	$806	$1,977	$3,212
2004	2,174	—	1,829	4,003
2005	—	—	202	202
2006	—	—	155	155
2007	—	—	—	—
Thereafter	—	—	—	—

Total	$2,603	$806	$4,163	$7,572

(1)	long-term debt includes principal and interest

      Working capital was $24.3 million at December 31, 2002, which includes cash and cash equivalents of $10.8 million and short-term investments of $14.7 million.

      We anticipate that existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Our liquidity is affected by many factors, including, among others, the extent to which we pursue additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us.

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

      Intense international and domestic competition, decreasing selling prices, rapid technological change, short product life cycles and cyclical patterns characterize the markets for our products. Competitors include significantly larger corporations. New entrants in these markets could provide additional competition. Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus, and will therefore not be as susceptible to downturns in a particular market. In addition, many competitors have focused on the wireless market for longer than we have, and therefore have more long-standing and established relationships with domestic and foreign customers.

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

The market for wireless applications is characterized by rapid technological change. Our future success depends on our ability to respond to these changes.

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

      We have incurred quarterly net losses from June 2000 through December 2002, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $9,848,000 as of December 31, 2002.

      Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next twelve months. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. We expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow.

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

      A significant majority of our revenues come from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2002, 2001, and 2000 accounted for approximately 79%, 75%, and 51% of net revenues, respectively. Sales to domestic distributors in 2002, 2001, and 2000 accounted for approximately 7%, 13%, and 29% of net revenues. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenues for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

      Sales to customers outside of the United States in 2002, 2001, and 2000 represented 89%, 81%, and 47% of net revenues, respectively. We expect that international sales will continue to generate a substantial proportion of net revenues for the foreseeable future. Our international operations are subject to a number of risks, including:

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

      Substantially all of our international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, we have not experienced any material difficulties in obtaining export licenses.

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

      Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other international assets and liabilities may contribute to fluctuations in operating results. In addition, international customers typically take longer to pay for purchases than customers in the United States. If foreign markets do not continue to develop, or foreign sales cycles prove unpredictable, our revenue and business may be adversely affected.

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

      We utilize outside foundries for all wafer production. We believe that utilizing outside foundries enable us to focus on our design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies. We currently intend to continue to rely exclusively upon our outside foundries for our wafer fabrication requirements. However, there are significant risks associated with the reliance on outside foundries, including the lack of assured wafer supply and control over delivery schedules, delays in obtaining access to key process technologies, and limited control over manufacturing yields and production costs.

      The manufacture of integrated circuits is a highly complex and technically demanding process. We have diversified our sources of wafer supply and have worked closely with our foundries to minimize the likelihood of reduced manufacturing yields. However, our foundries have sometimes experienced lower than anticipated manufacturing yields, particularly in connection with the introduction of new products and the installation and start-up of new processes. Reduced yields have, at times, negatively affected our operating results, a situation which may recur in the future.

      Dependence on foundries located outside of the United States subjects us to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. Our main foundries are located in Taiwan and Singapore, which involve specific risks due to political instability in that region.

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

      Minute levels of contaminants in the semiconductor manufacturing environment, defects in the masks used to print circuits on a wafer, difficulties in the fabrication process and other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these manufacturing problems are difficult to diagnose and time consuming and expensive to remedy. Our foundries have, at times, experienced lower than anticipated yields, which have adversely affected production and operating results.

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

      We own 12 U.S. patents, and have 5 U.S. patent applications and 10 foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, 3 foreign patents, 7 U.S. patent applications, and 3 foreign patent applications.

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

      In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court’s Judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. The Court of Appeals has not yet determined what further action to take with respect to this case. Although we believe that this claim is unwarranted and without merit, we cannot provide any assurance as to the outcome of this proceeding. We cannot estimate the possible loss or range of loss, if any, that may result from this claim and therefore have not recorded any related accruals, other than accruals for legal fees expected to be incurred in defense of this claim.

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

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the price of technology stocks. A decline in our stock price could result in securities class action litigation against us, that could divert management’s attention and harm our business.

      Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2002 and December 31, 2002, our stock price has traded as high as $4.09 on May 16, 2002, and as low as $2.05 on March 6, 2002. Our stock price could fluctuate significantly due to a number of factors, including:

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

      Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

      In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Micro Linear. Specifically, Section 203 prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder unless specific conditions are met. Also, in the event outstanding options granted pursuant to certain of our stock option plans are not assumed by an acquiring corporation, the unvested portion of such options may be accelerated upon a change of control. In addition, some individual stock option grants provide for the partial or complete acceleration of vesting upon a change of control.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      As of December 31, 2002, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

Foreign Currency Exchange Risk

      We have international sales and research and development facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. To date, our exposure related to exchange rate volatility has not been significant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Micro Linear Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 22, 2003

MICRO LINEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,801	$14,888
Short-term investments	14,704	13,018
Accounts receivable, net of allowance for doubtful accounts of $58 and $125 at December 31, 2002 and 2001, respectively	1,015	1,301
Inventories	2,212	3,632
Other current assets	2,171	1,135

Total current assets	30,903	33,974
Property, plant and equipment, net	8,092	10,326
Other assets:
Other assets	27	213

Total assets	$39,022	$44,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,076	$2,361
Accrued compensation and benefits	834	1,679
Deferred revenue	2,045	2,888
Accrued commissions	163	282
Other accrued liabilities	1,291	1,950
Current portion of long-term debt	239	239

Total current liabilities	6,648	9,399
Long-term debt	2,064	2,308

Total liabilities	8,712	11,707
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; Authorized shares 5,000,000; None issued	—	—
Common stock, $.001 par value; Authorized shares 30,000,000; Issued shares 14,892,198 and 14,760,267 at December 31, 2002 and 2001 respectively; Outstanding shares 12,195,298 and 12,063,367 at December 31, 2002 and 2001 respectively	15	15
Additional paid-in capital	60,352	59,939
Accumulated deficit	(9,848)	(7,000)
Accumulated other comprehensive income	24	85
Treasury stock, at cost, 2,696,900 shares at December 31, 2002 and 2001.	(20,233)	(20,233)

Total stockholders’ equity	30,310	32,806

Total liabilities and stockholders’ equity	$39,022	$44,513

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net revenues	$28,700	$22,085	$37,699
Cost of revenues	12,306	10,260	19,327

Gross margin	16,394	11,825	18,372
Operating expenses:
Research and development	15,739	15,971	13,545
Selling, general and administrative	8,661	9,637	10,013
Legal settlement and related costs	—	—	8,080

Total operating expenses	24,400	25,608	31,638

Loss from operations	(8,006)	(13,783)	(13,266)
Interest and other income	683	2,221	2,075
Interest and other expense	(633)	(1,359)	(530)

Loss before provision for taxes	(7,956)	(12,921)	(11,721)
Provision (benefit) for taxes	(5,108)	3,238	65

Net loss	$(2,848)	$(16,159)	$(11,786)

Net loss per share:
Basic and diluted:
Net loss per share	$(0.24)	$(1.35)	$(1.01)

Weighted average number of shares used in per share computation	12,088	11,935	11,635

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Accumulated
	Common Stock		Additional	Receivable	Other			Total
			Paid-in	from	Comprehensive	Accumulated	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shareholders	Loss	Deficit	Stock	Equity	Loss

	(In thousands, except share amounts)
Balance at December 31, 1999	11,121,842	$14	$55,026	$—	$(49)	$20,945	$(20,233)	$55,703	$(493)

Stock options exercised under employee stock option plans	719,110	1	3,339	—	—	—	—	3,340
Issuance of employee note receivable	—	—	—	(63)	—	—	—	(63)
Stock options exercised under directors’ stock option plan	33,517	—	120	—	—	—	—	120
Shares purchased under employee stock purchase plan	19,541	—	98	—	—	—	—	98
Amortization of deferred compensation	—	—	542	—	—	—	—	542
Net loss	—	—	—	—	—	(11,786)	—	(11,786)	(11,786)
Unrealized gain on short-term investments	—	—	—	—	54	—	—	54	54

Balance at December 31, 2000	11,894,010	15	59,125	(63)	5	9,159	(20,233)	48,008	$(11,732)

Stock options exercised under employee stock option plans	148,845	—	307	—	—	—	—	307
Repayment of note receivable		—	(6)	63	—	—	—	57
Shares purchased under employee stock purchase plan	20,512	—	43	—	—	—	—	43
Amortization of deferred compensation	—	—	470	—	—	—	—	470
Net loss	—	—	—	—	—	(16,159)	—	(16,159)	(16,159)
Unrealized gain on short-term investments	—	—	—	—	80	—	—	80	80

Balance at December 31, 2001	12,063,367	15	59,939	—	85	(7,000)	(20,233)	32,806	$(16,079)

Stock options exercised under employee stock option plans	109,908	—	238	—	—	—	—	238
Shares purchased under employee stock purchase plan	22,023	—	54	—	—	—	—	54
Amortization of deferred compensation	—	—	121	—	—	—	—	121
Net loss	—	—	—	—	—	(2,848)	—	(2,848)	(2,848)
Unrealized loss on short-term investments	—	—	—	—	(61)	—	—	(61)	(61)

Balance at December 31, 2002	12,195,298	$15	$60,352	$0	$24	$(9,848)	$(20,233)	$30,310	$(2,909)

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities:
Net loss	$(2,848)	$(16,159)	$(11,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,139	2,112	3,507
Loss on disposal of property and equipment	377	7	1,891
Gain on sale of assets	—	—	(80)
Deferred income tax	—	3,530	—
Amortization of deferred compensation	121	470	542
Changes in assets and liabilities:
Accounts receivable	286	(518)	4,979
Inventories	1,420	(2,226)	(3,735)
Other assets	(850)	5,894	(3,636)
Accounts payable	(285)	(660)	(1,078)
Accrued compensation, accrued commissions and other accrued liabilities	(1,623)	(1,444)	1,901
Deferred revenue	(843)	170	(517)

Net cash used in operating activities	(2,106)	(8,824)	(8,012)

Investing activities:
Purchases of property and equipment	(282)	(1,944)	(3,188)
Proceeds from sale of assets and equipment	—	6	11,775
Proceeds from note receivable	—	2,700	330
Purchases of short-term investments	(17,012)	(22,787)	(56,213)
Proceeds from sales and maturities of short-term investments	15,265	27,949	62,289

Net cash provided by (used in) investing activities	(2,029)	5,924	14,993

Financing activities:
Principal payments under capital lease obligations and debt	(244)	(226)	(193)
Proceeds from issuance of common stock	292	350	3,495

Net cash provided by financing activities	48	124	3,302

Net increase (decrease) in cash and cash equivalents	(4,087)	(2,776)	10,283
Cash and cash equivalents at beginning of year	14,888	17,664	7,381

Cash and cash equivalents at end of year	$10,801	$14,888	$17,664

Supplemental disclosure of cash paid during the year for interest	$185	$186	$236

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications. We are headquartered in San Jose, CA with design centers in Salt Lake City, UT and Cambridge, England. We serve our customers through worldwide direct sales, manufacturers’ representatives and distributors.

Fiscal Year

      We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2002, 2001, and 2000 ended on December 29, 2002, December 30, 2001, and December 31, 2000, respectively. Fiscal years 2002, 2001 and 2000 were comprised of 52 weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year.

Principles of Consolidation

      The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

      The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For 2002, 2001 and 2000 translation gains and losses were not significant.

Basis of Presentation

      The consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly our financial position, results of operations, and cash flows for the periods presented.

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

Revenue Recognition and Deferred Income

      We recognize revenue from product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed or determinable, title has transferred, and collection of resulting receivable is reasonably assured. We defer recognition of revenue from sale of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is deferred to inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      We expense the cost of research and development as incurred. Research and development expenses principally consist of payroll and related costs and the cost of prototypes.

Concentration of Credit Risk and Foreign Sales

      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

      As of December 31, 2002, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

      Our sale and purchase transactions are denominated in U.S. dollars. We primarily sell our products to original equipment manufacturers and distributors. We believe that the concentration of credit risk in our trade accounts receivable is substantially mitigated by our evaluation process, relatively short collection terms and the high level of creditworthiness of our customers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral. In fiscal 2002, Uniden Corporation accounted for 56% of net revenues. In fiscal 2001, Uniden Corporation and Allied Telesyn International accounted for 46% and 11% of net revenues, respectively. In fiscal 2000, Insight Electronics accounted for 23% of net revenues. In addition, sales to foreign customers represented approximately 89%, 81% and 47% of net revenues for fiscal years 2002, 2001 and 2000, respectively. These sales were principally to customers in Asia and Europe. We maintain reserves for potential credit losses, and historically such losses have been within management’s expectations.

Cash and Cash Equivalents

      We consider all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Short-Term Investments

      We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      We have classified investments in debt securities as available-for-sale. All available-for-sale securities mature in one year or less. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss). Unrealized gains and (losses) for the years ended December 31, 2002, 2001, and 2000 amounted to ($61,000), $80,000, and $54,000, respectively. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

Fair Value of Financial Instruments

      We record financial assets and liabilities in accordance with generally accepted accounting principles. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, accounts payable, accrued liabilities and certain other long-term assets approximate their fair values due to the short maturity of these instruments. The carrying values of our long-term debt at December 31, 2002 and 2001 approximate fair value based upon the current rate offered to us for obligations of the same remaining maturities.

Inventories

      We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for products in light of projected sales, current market conditions, and market trends.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is provided on the straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Repair and maintenance costs are charged to expense as incurred.

      When property and equipment is sold or scrapped, the cost of the asset and the related accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss, if any, is included in other income or expense.

Long-lived Assets

      We account for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained the fundamental provisions of SFAS 121, which required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances indicating possible impairment have occurred, by using an estimate of the future undiscounted net cash flow of the related asset or asset grouping over its remaining life. In 2002, we wrote down $0.4 million of impaired capitalized software primarily due to the discontinuation of the 802.11a broadband wireless program. During fiscal year 2000, we wrote down approximately $1.9 million of impaired long-lived assets consisting of equipment used in the manufacture and test of our products. This write-down of assets was primarily attributable to the sale of certain product lines to Fairchild Semiconductor Corporation and the sale of our test operations to Artest Corporation in April 2000. In addition, in accordance with SFAS 144 we account for property held for sale at the lower of the carrying value or the fair market value less selling costs. At December 31, 2002 and 2001 we had classified $3.4 million of long-lived assets as available for sale.

Net Income (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share excludes potential common stock if the effect is anti-dilutive. Diluted net earnings (loss) per share includes the effect of all potentially dilutive common stock outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock method for stock options outstanding.

Stock-Based Compensation

      We account for our employee stock option plans in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in Note 1: Pro Forma Net Income (Loss) Per Share.

      We account for stock issued to non-employees in accordance with the provisions of SFAS 123. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

Pro Forma Net Income (Loss) Per Share

      As required by SFAS 123, we disclose our pro forma net income (loss) as if we had accounted for our employee stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS 123. We estimate the fair value for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan			Stock Option Plans

	2002	2001	2000	2002	2001	2000

Expected life (in years)	0.5	0.5	0.5	2.3	2.7	3.0
Risk-free interest rate	1.45%	4.13%	5.9%	1.55%	4.74%	5.9%
Volatility	0.80	1.03	0.95	0.85	1.12	0.88
Dividend yield	—	—	—	—	—	—

      The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2002, 2001 and 2000 were $1.09, $1.27 and $3.40 respectively. The weighted average fair values of options granted under the employee and directors’ stock option plans during fiscal years 2002, 2001 and 2000 were $1.29, $1.99 and $3.76 respectively.

      SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net income (loss) and net

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net loss, as reported	$(2,848)	$(16,159)	$(11,786)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	121	470	542
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	$(2,063)	$(2,998)	$(1,902)

Pro forma net loss	$(4,790)	$(18,687)	$(13,146)

Pro forma net loss per share:
Basic	$(0.40)	$(1.57)	$(1.13)
Diluted	$(0.40)	$(1.57)	$(1.13)
Reported net loss per share:
Basic	$(0.24)	$(1.35)	$(1.01)
Diluted	$(0.24)	$(1.35)	$(1.01)

Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For all periods presented, the primary differences between our net income (loss) and comprehensive income (loss) arise from unrealized gains and losses on our short-term investments.

Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. We expect that the application of SFAS No. 146 will effect the timing of charges associated with exit and disposal activities in future periods.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued Statement of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for employee options under APB No. 25. We adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted the disclosure requirements and is currently assessing the impact of recognition and initial measurement provisions of FIN No. 45 on its financial position and results of operations.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently in the process of evaluating the impact that the adoption of FIN No. 46 will have on its financial position and results of operations.

2. Composition of Certain Financial Statement Captions

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Work-in-process	$755	$1,535
Finished goods	933	1,286
Inventory held by distributors	524	811

Total inventories	$2,212	$3,632

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other current assets consist of the following (in thousands):

	December 31,

	2002	2001

Other receivables	$41	$14
Note receivable — current portion	—	144
Income tax receivable	1,355	—
Prepaid expenses	612	665
Interest receivable	163	172
Other current assets	—	140

Total other current assets	$2,171	$1,135

      Property, plant and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	11,771	14,105
Assets held for sale	3,414	3,414

	23,554	25,888
Accumulated depreciation and amortization	(15,462)	(15,562)

Net property, plant and equipment	$8,092	$10,326

      Depreciation and amortization expense was $2,139,000 and $2,112,000 in fiscal years 2002 and 2001, respectively.

      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Other non-trade payables	$635	$825
Legal and associated	295	512
Customer credits	—	200
Other accrued liabilities	361	413

Total other accrued liabilities	$1,291	$1,950

3. Dispositions

      In September 2000, we completed the sale of certain assets, primarily related to our power management, bus interface and video product lines, to Fairchild Semiconductor Corporation (“Fairchild”) for approximately $11 million in cash. After recording expenses of the transaction, we recognized a pre-tax gain of approximately $225,000. Approximately 30 of our employees were hired by Fairchild in connection with the sale. The net book value of assets sold to Fairchild and liabilities assumed by us consisted of inventories, fixed assets, other assets and accrued liabilities in the amounts of $8.2 million, $1.1 million, $418,000 and $1.0 million, respectively.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with this sale, Fairchild contracted with us to provide certain services to Fairchild on an interim basis. These services consisted primarily of purchasing direct material and subcontract manufacturing services on behalf of Fairchild, and invoicing and collecting from Fairchild’s customers. At December 31, 2000, amounts due us by Fairchild under this arrangement totaled $3,942,000, and amounts payable to Fairchild for customer collections totaled $2,508,000. These services were terminated during fiscal 2001 and no amount was due to or from Fairchild at December 31, 2001.

      In April 2000, we sold certain test equipment with an aggregate net book value of approximately $5.9 million to Artest Corporation (“Artest”) and incurred a loss associated with the sale of approximately $145,000. We also signed a three year agreement providing certain office space to Artest for $22,000 per month, and subcontracting to Artest certain test functions that were previously performed by us. Approximately 60 of our employees were hired by Artest in connection with the sale. During 2001, $2.7 million of the note was repaid after a $1.0 million discount was granted to accelerate payment, and an early termination of the Artest office space lease was negotiated. The remaining $143,000 balance of the note was collected in 2002.

4. Long-term Debt

      We refinanced the note on our San Jose buildings in September 1999 and issued a note secured by the property, with a principal balance of $3.0 million payable over five years with principal amortized on a ten-year basis. The note bears interest at 7.59% per annum and requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of December 31, 2002 and 2001, $2,303,000 and $2,547,000 were outstanding under the loans. The unpaid principal, due within the next twelve months, has been classified to the current portion of long-term debt in accordance with the maturity date of the promissory note.

      Repayments of long-term debt are as follows:

Long-Term
Year	Debt

2003	$239
2004	2,064
Thereafter	—

$2,303

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Net Income (Loss) Per Share

      Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Year Ended December 31

	2002	2001	2000

Basic:
Net loss	$(2,848)	$(16,159)	$(11,786)

Weighted average common shares outstanding	12,088	11,935	11,635

Basic loss per share	$(0.24)	$(1.35)	$(1.01)

Diluted:
Net loss	$(2,848)	$(16,159)	$(11,786)

Weighted average common shares outstanding	12,088	11,935	11,635
Dilutive stock options	—	—	—

Weighted average common shares outstanding	12,088	11,935	11,635

Diluted loss per share	$(0.24)	$(1.35)	$(1.01)

      Options to purchase 3,849,540, 3,734,552, and 2,954,675 shares of common stock at weighted average exercise prices of $4.08, $4.47, and $5.05 per share were outstanding during 2002, 2001 and 2000 respectively, but were not included in the respective computation of diluted loss per share because such options were anti-dilutive. These options expire periodically from 2003 through 2012.

6. Stockholders’ Equity

Preferred Stock

      The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received for the stock, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Board of Directors designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Micro Linear. No such preferred stock was issued or outstanding anytime during fiscal years 2002, 2001 and 2000.

Shareholder Rights Plan

      In August 1998, we implemented a plan to protect shareholders’ rights in the event of a proposed takeover of Micro Linear. Under the plan, each share of our outstanding common stock carries one right to purchase one-thousandth of a share of Series A Participating Preferred Stock (the “Right”) at an exercise price of $30.00 per Right. The Rights are redeemable by Micro Linear at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock. Ten days after a person or group acquires 15% or more of our common stock, each unredeemed Right not owned by a holder of 15% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase shares of Micro Linear common stock having a market value of $60.00. The Rights expire in August 2008.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock

      Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid during fiscal years 2002, 2001 and 2000.

     Stock Option Plans

      In August 1992, we adopted the 1991 Stock Option Plan (the “1991 Plan”), under which employees and consultants may be granted incentive stock options to purchase shares of Micro Linear’s common stock at not less than the fair value on the date of grant, or nonstatutory stock options to purchase common stock at not less than 85% of the fair value on the date of grant. To date, no stock options have been granted with an exercise price less than the fair value on the date of grant.

      In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at December 31, 2002. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011.

      In March 1998, we adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), under which employees and consultants may be granted nonstatutory stock options to purchase shares of Micro Linear common stock. Executive officers may only receive options under the 1998 Plan as an inducement essential to their initial employment. We initially reserved 600,000 shares for issuance under the terms of the 1998 Plan.

      In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares. Between May and July of 2002, the Board of Directors amended the 1998 Plan and approved increases in the shares reserved for option grants under the 1998 Plan totaling 565,794 shares. We have reserved 2,065,794 shares for issuance under the terms of the 1998 Plan at December 31, 2002.

      Our standard stock option agreements under the 1991 and 1998 Plans provide that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Generally, the terms of these plans provide that options expire up to a maximum of ten years from the date of grant.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity and price information regarding the 1991 and 1998 plans are as follows:

		Outstanding Options

	Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price

Balance at December 31, 1999	2,018,759	3,234,766	$5.01
Options authorized	500,000	—	—
Options granted	(2,007,602)	2,007,602	5.39
Options exercised	—	(719,110)	4.64
Options canceled	1,730,583	(1,730,583)	5.68
Options expired	(176)	—	1.24

Balance at December 31, 2000	2,241,564	2,792,675	4.97
Options granted	(1,569,475)	1,569,475	3.21
Options exercised	—	(148,845)	2.06
Options canceled	680,753	(680,753)	4.65

Balance at December 31, 2001	1,352,842	3,532,552	4.38
Options authorized	565,794	—	—
Options granted	(1,579,000)	1,579,000	3.36
Options exercised	—	(109,908)	2.14
Options canceled	1,442,761	(1,444,104)	4.51

Balance at December 31, 2002	1,782,397	3,557,540	$3.99

      In July 1998, the Board of Directors approved the repricing of stock options granted above $4.75 per share. The repricing did not include stock options granted to any member of our Board of Directors. Options granted prior to July 1998 totaled 2,928,370 shares at prices ranging between $4.75 and $14.06. Employees had the choice of exchanging any stock options on a one-for-one basis for new options at an exercise price of $4.75. All of the new options retained the original vesting structure but restarted the vesting as of July 28, 1998. Compensation expense amounted to $10,500, $20,500 and $42,000 in fiscal years 2002, 2001 and 2000, respectively.

      In June 2000, we granted stock options to three employees with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. We recorded deferred compensation of approximately $1.5 million in accordance with APB No. 25, to be amortized over the related vesting period. We adjusted the deferred compensation balance downward by $450,000 when one of the three employees left Micro Linear during 2001. Compensation expense amounted to $100,000, $450,000 and $500,000 in fiscal years 2002, 2001 and 2000 respectively.

      In January 2002, the Board of Directors granted Timothy Richardson an option to purchase 10,000 shares of Common Stock, in recognition of his contribution to the identification of, and help in hiring, Brent Dix as Vice President of our Salt Lake City Design Center. The shares subject to this option have an exercise price equal to the fair market value of our Common Stock on the date of grant, and vest over a three year period. During 2002 we recognized $9,000 of compensation expense according to SFAS 123 pertaining to this award.

     Director Stock Option Plan

      The Director Stock Option Plan (“the Director Plan”) was adopted in October 1994. Under the Director Plan, we initially reserved 80,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors, shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders or appointment by the Board of Directors to fill a vacancy. In addition, each outside director automatically receives a nonstatutory option to purchase 7,000 shares of common stock upon such director’s annual re-election to the Board, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

      At their annual meeting in June 1998, the stockholders approved an amendment to the Director Plan, which increased from 80,000 to 180,000 the number of shares available for grants.

      At their annual meeting in June 2000, the stockholders approved an amendment to the Director Plan which: 1) increased the shares available for grant from 180,000 to 680,000, 2) increased the option grant to each outside director who subsequently becomes a member of the Board of Directors from 10,000 to 50,000 shares on the date on which such person first becomes an outside director, whether through election by stockholders or by appointment by the Board of Directors, and 3) increased the option grant from 7,000 to 10,000 shares to each outside director upon the director’s annual re-election by the Board of Directors, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

      The 50,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48th of the option shares per month thereafter, and the 10,000 share grant vests monthly over a twelve-month period, in each case unless cancelled sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.

      Option activity under the Directors’ Plan is as follows:

		Options Outstanding

	Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price

Balance at December 31, 1998	99,800	81,800	$10.22
Granted	(31,000)	31,000	3.44

Balance at December 31, 1999	68,800	112,800	7.49
Authorized	500,000	—	—
Granted	(120,000)	120,000	6.99
Exercised	—	(33,517)	3.59
Cancelled	37,283	(37,283)	13.58

Balance at December 31, 2000	486,083	162,000	6.53
Granted	(40,000)	40,000	4.26

Balance at December 31, 2001	446,083	202,000	6.08
Granted	(90,000)	90,000	2.96

Balance at December 31, 2002	356,083	292,000	$5.12

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about all stock options at December 31, 2002:

	Options Outstanding

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
	Outstanding	Contractual	Average	Exercisable	Average
Range of	at December 31,	Life	Exercise	at December 31,	Exercise
Exercise Prices	2002	(Years)	Price	2002	Price

$1.38 – $3.00	882,625	9.04	$2.66	182,864	$2.62
$3.05 – $3.53	866,700	8.64	$3.39	198,063	$3.30
$3.55 – $3.63	987,350	7.03	$3.58	714,608	$3.56
$4.19 – $6.50	790,320	7.27	$5.66	537,468	$5.61
$6.94 – $8.63	322,545	6.64	$7.43	239,029	$7.44

$1.38 – $8.63	3,849,540	7.87	$4.08	1,872,032	$4.52

     Employee Stock Purchase Plan

      We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or the Exercise Date, whichever is lower. Sales under the 1998 Purchase Plan in fiscal years 2002 and 2001 were 22,023 and 20,512 shares of common stock, with a total purchase price of approximately $54,150 and $42,813, respectively. The Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. As of December 31, 2002, there were 137,924 shares available for purchase under the 1998 Purchase Plan.

7. 401(k) Tax Deferred Savings Plan

      We have a 401(k) Tax Deferred Savings Plan (the Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $11,000 for ages 49 and under and $12,000 for over age 50 during 2002. Effective October 27, 1997, the Plan was amended to provide for a discretionary matching contribution up to $80 per pay period to all employees contributing to the Plan. Company contributions to the Plan were approximately $156,000, $174,000 and $236,000 in 2002, 2001 and 2000, respectively.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

      The components of the provisions (benefit) for income taxes are as follows (in thousands):

	December 31,

	2002	2001	2000

Current:
Federal	$(5,285)	$(248)	$—
State	20	(44)	—
Foreign	157	—	65

	(5,108)	(292)	65

Deferred:
Federal	—	3,089	—
State	—	441	—

	—	3,530	—

Provision (benefit) for taxes on income	$(5,108)	$3,238	$65

      The difference between the provision (benefit) for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision (benefit) for taxes is explained below (in thousands):

	December 31,

	2002	2001	2000

Tax at federal statutory rate	$(2,705)	$(4,393)	$(2,974)
State tax, net of federal benefit	(238)	(1,009)	(74)
Utilization of losses on carryback claim	(1,228)	—	—
Other	329	192	393
Increase (decrease) in valuation allowance	(1,266)	8,448	2,720

Provision (benefit) for taxes	$(5,108)	$3,238	$65

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001	2000

Deferred tax assets:
Inventory valuation	$468	$511	$1,406
Deferred revenue	940	1,150	757
Other accruals and reserves	2,103	1,353	997
Other deferred tax assets	91	—	—
NOL carryforwards	6,300	8,154	3,795

Total gross deferred tax assets	9,902	11,168	6,955
Less: valuation allowance	(9,902)	(11,168)	(2,720)

Net deferred tax assets	—	—	4,235
Deferred tax liabilities:
Other deferred tax liabilities	—	—	(705)

Total gross deferred tax liability	—	—	(705)

Net deferred tax assets	$—	$—	$3,530

      We have established a valuation allowance, as management has determined that sufficient uncertainty exists regarding the realizability of deferred tax assets.

      As of December 31, 2002, we have federal and state net operating loss carryforwards of approximately $16.7 million and $11.2 million, respectively, to offset future taxable income. In addition, we have federal and state credit carryforwards of approximately $657,000 and $723,000 available to offset future liabilities. Our net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2006 through 2022, if not utilized.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event of a change in ownership, utilization of the carryforwards could be restricted.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Operations by Geographic Regions

      The following is a summary of operations by geographical regions (in thousands):

	For Each of the Three Fiscal Years in
	the Period Ended December 31,

	2002	2001	2000

Net revenues:
United States	$3,294	$4,277	$20,695
Asia	21,485	14,821	11,217
Europe	3,740	2,856	4,280
Other	181	131	1,507

Consolidated	$28,700	$22,085	$37,699

Loss from operations:
United States	$(657)	$(2,221)	$(10,932)
Asia	(6,164)	(10,017)	(1,556)
Europe	(1,153)	(1,477)	(571)
Other	(32)	(68)	(207)

Consolidated	$(8,006)	$(13,783)	$(13,266)

	As of December 31,

	2002	2001	2000

Identifiable assets:
United States	$38,865	$44,129	$62,156
Asia	41	—	—
Europe	116	384	424

Consolidated	$39,022	$44,513	$62,580

Capital expenditures:
United States	$22	$1,878	$2,960
Europe	260	66	228

Consolidated	$282	$1,944	$3,188

Depreciation and amortization:
United States	$1,992	$2,004	$3,347
Europe	147	108	160

Consolidated	$2,139	$2,112	$3,507

10. Related Party Transactions

      In May 2002, Timothy Richardson, who has been a member of our Board of Directors since March 2000, was elected as our President and Chief Executive Officer. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan was secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan was for a six-month term and bore interest at a rate of 4.75% per year. In 2002, the largest aggregate amount outstanding under this loan was $460,688. The residence was sold and the loan and interest were repaid in December 2002.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We paid GreatPlays LLC $71,000 for consulting services rendered during 2002 and $160,000 in 2001. GreatPlays LLC is a business owned and operated by Renee Gellatly, daughter of David L. Gellatly, who served as our Chairman, President and Chief Executive Officer until May 2002, and is currently a member of our Board of Directors.

11. Commitments and Contingencies

Legal Proceedings

      In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court’s Judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. The Court of Appeals has not yet determined what further action to take with respect to this case. Although we believe that this claim is unwarranted and without merit, we cannot provide any assurance as to the outcome of this proceeding. We cannot estimate the possible loss or range of loss, if any, that may result from this claim and therefore have not recorded any related accruals, other than accruals for legal fees expected to be incurred in defense of this claim.

      On December 16, 1998, Accton Technology Corporation (“Accton”) filed a complaint relating to Micro Linear’s sale of part ML6692 to Accton, in the Superior Court of California, County of Santa Clara, alleging causes of action for: (1) breach of contract, (2) breach of express warranty, (3) breach of implied warranty of merchantability, (4) breach of implied warranty of fitness for particular purpose, (5) fraud and deceit-concealment, (6) negligent misrepresentation, (7) negligent interference with economic advantage, and (8) declaratory relief to establish the right to implied contractual indemnity. An out of court settlement of this action was reached in June 2000. The terms of this settlement are confidential; however, we took a $7.0 million charge in 2000 related to this settlement and the action has been dismissed.

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

Lease Commitments

      We have various software and equipment operating leases, and facility leases. Our facility rental expenses in the years ended December 31, 2002, 2001 and 2000 totaled approximately $247,000, $285,000 and

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$331,000, respectively. Future minimum lease payments for software and equipment operating leases, and facility leases are as follows (in thousands):

Fiscal Year

2003	$1,977
2004	1,829
2005	202
2006	155
Thereafter	—

Total minimum lease payments	$4,163

Purchase Commitments

      Our manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2002, foundries had incurred approximately $806,000 of manufacturing expenses on our outstanding purchase orders.

12. Selected Quarterly Financial Data (unaudited)

	Quarters Ended in Fiscal Year 2000

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

	(Amounts in 000’s, except earnings per share)
Net revenues	$11,381	$11,741	$10,311	$4,266
Gross margin	$6,014	$6,148	$4,385	$1,825
Net income (loss)	$301	$(4,856)	$(3,810)	$(3,421)
Basic earnings (loss) per share	$0.03	$(0.42)	$(0.33)	$(0.29)
Diluted earnings (loss) per share	$0.03	$(0.42)	$(0.33)	$(0.29)

	Quarters Ended in Fiscal Year 2001

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(Amounts in 000’s, except earnings per share)
Net revenues	$3,423	$5,927	$7,406	$5,329
Gross margin	$1,961	$3,097	$3,573	$3,194
Net loss	$(3,207)	$(3,737)	$(2,827)	$(6,388)
Basic loss per share	$(0.27)	$(0.31)	$(0.24)	$(0.53)
Diluted loss per share	$(0.27)	$(0.31)	$(0.24)	$(0.53)

	Quarters Ended in Fiscal Year 2002

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(Amounts in 000’s, except earnings per share)
Net revenues	$5,591	$8,884	$9,286	$4,939
Gross margin	$3,120	$5,116	$5,256	$2,902
Net income (loss)	$(2,745)	$(1,150)	$3,395	$(2,348)
Basic earnings (loss) per share	$(0.23)	$(0.10)	$0.28	$(0.19)
Diluted earnings (loss) per share	$(0.23)	$(0.10)	$0.28	$(0.19)

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	to Costs	Charged to		Balance at
	Beginning	and	Other		End of
Descriptions	of Period	Expenses	Accounts	Deduction(1)	Period

Year Ended December 31, 2000
Allowance for doubtful accounts	$589	$60	$0	$243	$406
Year Ended December 31, 2001
Allowance for doubtful accounts	$406	$(226)	$0	$55	$125
Year Ended December 31, 2002
Allowance for doubtful accounts	$125	$(17)	$0	$50	$58

(1)	Charges for uncollectible accounts, net of recoveries.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I hereof.

      (b) Directors — The Board of Directors of the Company, and their ages as of December 31, 2002 are as follows:

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

Timothy R. Richardson(1)	2000	45	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002, and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.

David L. Gellatly	1997	59	Since May 2002, Mr. Gellatly has been an industry consultant. From January 1999 until May 2002, Mr. Gellatly served as the Company’s Chief Executive Officer, President and Chairman of the Board. From 1982 to January 1999, Mr. Gellatly was the principal of New Technology Marketing, a marketing consultancy firm.

James J. Harrison(1)	2000	60	Since December 1998, Mr. Harrison has been a private investor. From January 1985 to December 1998, Mr. Harrison was a General Partner of Geo Capital Partners, a venture capital firm.

William B. Pohlman(2)	1999	60	Since January 2003, Mr. Pohlman has been an industry consultant. From December 1999 to January 2003, he served as Chief Technology Officer and Chairman of the Board of Primarion, Inc., a semiconductor company. From August 1985 to May 1999, he held various management positions with Intel Corporation, including Vice President, Microprocessor Group and Director of Development Efficiency Programs.

Joseph D. Rizzi(1)(2)	1997	60	Since 1998, Mr. Rizzi has been a private investor. From 1986 through 1998, he served as a General Partner of Matrix Partners, a venture capital firm. Mr. Rizzi also serves as a member of the board of directors of Veritas Software Corporation, a developer of storage management software.

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

A. Thampy Thomas(1)	2002	56	Since June 2002, Dr. Thomas has served as the Chairman and Chief Executive Officer of PostX Corporation, a provider of enterprise software for secure electronic delivery of business information.

(1)	Member of Audit Committee. Mr. Richardson served as a Member of the Audit Committee until his appointment in May 2002 as President and Chief Executive Officer of the Company. Mr. Thomas was appointed to the Audit Committee in May 2002.

(2)	Member of Compensation Committee

      There are no family relationships between any directors or executive officers of the Company.

      (c) Under the securities laws of the United States, our directors, executive officers and beneficial owners of more than 10% of our Common Stock are required to report their initial ownership of our Common Stock or other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. To the company’s knowledge, based solely on its review of the copies of such reports received by it, or written representations from reporting persons, we believe that during the fiscal year ended December 29, 2002, our officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements applicable to them during fiscal year 2002, except for the following: 1) Forms 5 reporting one fiscal 2001 option grant each for the following were not timely filed: Mr. Bell, Mr. Dix, Mr. Gellatly, Mr. Harrison, Mr. Manno, Mr. Neubauer, Mr. Pohlman, Mr. Richardson, Mr. Rizzi, and Mr. Schradle, and 2) Forms 4 reporting one option grant each for the following people were not timely filed: Mr. Rizzi, Mr. Criscito, Mr. Gopen and Mr. Prince.

Item 11.     Executive Compensation

      The following table summarizes all compensation paid for 2002, 2001 and 2000 to each of our Chief Executive Officers and each of our other four most highly compensated executive officers as of the end of fiscal 2002 whose salary and bonus for services rendered in fiscal 2002 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)	Compensation(3)

Timothy A. Richardson(4)	2002	$167,308	$42,788	$—	500,000	$139,142
President and Chief Executive Officer
David L. Gellatly(5)	2002	347,539	—	28,116	—	27,959
President and Chief	2001	330,000	—	79,091	100,000	33,389
Executive Officer	2000	330,000	250,000	—	—	45,489
Ronald K. Bell(6)	2002	240,000	11,333	2,580	—	9,565
Chief Technical Officer	2001	240,000	22,667	2,580	50,000	7,755
	2000	222,457	63,750	—	100,000	7,755
Brent D. Dix(7)	2002	200,000	50,667	34,399	—	16,009
Vice President, Engineering	2001	56,154	25,333	—	150,000	30,090

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)	Compensation(3)

David C. Neubauer(8)	2002	200,003	23,333	1,505	—	10,645
Vice President, Strategic	2001	200,003	46,667	—	50,000	7,892
Accounts	2000	199,992	86,250	—	50,000	6,344
Michael W. Schradle(9)	2002	199,744	16,667	2,580	—	10,327
Chief Financial Officer	2001	200,004	33,333	430	50,000	10,327
	2000	85,385	21,250	—	100,000	6,577

(1)	Amounts paid as bonuses for services rendered are reported for the year in which they were earned, even if they were paid in the following fiscal year. In previous Form 10-K filings, the Company reported bonus amounts in the year they were paid rather than the year in which they were earned. Bonus amounts for 2002 have not been determined or awarded by the Company’s Compensation Committee.

(2)	Amounts in this column represent reimbursement during the fiscal year for the payment of taxes. Mr. Gellatly’s cash reimbursement during fiscal 2001 included reimbursements for tax years 1999 and 2000.

(3)	The amounts in this column are described below:

		Exec Life	Long-Term	Company	Living	Total,
		Insurance	Disability	401(k)	Expenses,	All Other
Name	Year	Premiums	Premiums	Contributions	Relocation	Compensation

Timothy A. Richardson	2002	$525	$—	$—	$138,617	$139,142
David L. Gellatly	2002	5,160	3,620	960	18,219	27,959
	2001	5,160	3,193	2,080	22,956	33,389
	2000	5,160	3,068	2,080	35,181	45,489
Ronald K. Bell	2002	3,960	3,525	2,080	—	9,565
	2001	2,580	3,095	2,080	—	7,755
	2000	2,580	3,095	2,080	—	7,755
Brent D. Dix	2002	600	1,541	1,920	11,948	16,009
	2001	90	—	—	30,000	30,090
David C. Neubauer	2002	3,960	4,605	2,080	—	10,645
	2001	1,505	4,307	2,080	—	7,892
	2000	—	4,264	2,080	—	6,344
Michael W. Schradle	2002	2,580	5,667	2,080	—	10,327
	2001	2,580	5,667	2,080	—	10,327
	2000	430	5,667	480	—	6,577

(4)	Mr. Richardson became President and Chief Executive Officer in May 2002.

(5)	Mr. Gellatly served as President and Chief Executive Officer from January 1999 until May 2002.

(6)	Mr. Bell was hired as Vice President, Communications Products in April 1999. He became Senior Vice President of Engineering in May 2000, and Chief Technical Officer in October 2002.

(7)	Mr. Dix became Vice President, Engineering in July 2002, after joining Micro Linear as Vice President of the Salt Lake City Design Center in September 2001.

(8)	Mr. Neubauer became Vice President of Sales in May 1999, and Vice President, Strategic Accounts in December 2002.

(9)	Mr. Schradle became Chief Financial Officer and Vice President of Finance in July 2000. In October 2002, he assumed the additional role of Vice President of Operations.

Option Information

      The following tables set forth information regarding stock options granted to the Named Executive Officers during 2002, as well as options held by such officers as of December 31, 2002.

      In addition, in accordance with the Securities and Exchange Commission rules, the table shows the hypothetical gains that would exist for these options. Gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted, and do not represent the Company’s estimates or projections of future stock prices. There can be no assurance that any of the values reflected in the table will be achieved. The actual value that an executive may realize, if any, will depend upon the difference between the market price of our Common Stock and the exercise price of the option on the date the option is exercised.

Option Grants in Last Fiscal Year

Potential Realizable Values
	Individual Grants(1)				at Assumed-Annual-Rates of
Stock-Price-Appreciation
		% of Total	Exercise		(Through Expiration Date)
	Option	Options	Price	Expiration
Name	Grants (#)	Granted(2)	($ per share)	Date	5%	10%

Timothy A. Richardson	500,000	33.6%	$3.53	5/27/2012	$1,128,866	$2,860,768
David L. Gellatly	—	—	—	—	—	—
Ronald K. Bell	—	—	—	—	—	—
Brent D. Dix	—	—	—	—	—	—
David C. Neubauer	—	—	—	—	—	—
Michael W. Schradle	—	—	—	—	—	—

(1)	All options were granted under the 1991 Stock Option Plan or the 1998 Nonstatutory Stock Option Plan, and are subject to the terms of such plan. Unless otherwise noted, options vest cumulatively to the extent of 25% of the shares subject to the option on the first anniversary of the date of grant, 25% of the shares subject to the option on the second anniversary of the date of grant, and an additional 1/48 of the shares subject to the option at the end of each one-month period thereafter. The exercise price is 100% of the fair market value of the Company’s Common Stock on the date of grant. The options have a term of 10 years, but may terminate earlier in connection with certain events related to termination of employment.

(2)	Based on a total of 1,489,000 options granted to employees in 2002.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table shows information about option exercises during 2002 and the value of unexercised options at the end of 2002 for each of the Named Executive Officers. Value at fiscal year end is measured as the difference between the exercise price and the fair market value on December 31, 2002.

					Value of Unexercised
			Number of Unexercised		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End
	Shares	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy A. Richardson	—	$—	46,667	523,333	$479	$521
David L. Gellatly	—	—	620,333	6,667	833	1,667
Ronald K. Bell	—	—	170,832	79,168	—	—
Brent D. Dix	—	—	37,500	112,500	18,750	56,250
David C. Neubauer	—	—	135,416	64,584	—	—
Michael W. Schradle	—	—	72,917	77,083	—	—

Compensation of Directors

      Directors do not receive cash compensation for serving on the Board of Directors. Non-employee directors participate in our 1994 Director Option Plan (the “Director Plan”). Under an amendment to the Director Plan approved by our stockholders in June 2000, each non-employee director automatically receives a nonstatutory option to purchase 50,000 shares of Common Stock on the date upon which he or she becomes a director (the “Initial Grant”). The initial grant vests at the rate of twenty-five percent (25%) of the shares subject to the option on each of the first and second anniversaries of the date of grant and  1/48 of the shares subject to the option each month thereafter. In addition, each non-employee director automatically receives a nonstatutory option to purchase 10,000 shares of Common Stock upon re-election to the Board of Directors at each annual meeting of stockholders, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election. The annual re-election grants vest ratably over a twelve month period from the date of grant. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.

      In January 2002, the Board of Directors granted Timothy Richardson an option to purchase 10,000 shares of Common Stock, in recognition of his contribution to the identification of, and help in hiring, Brent Dix as Vice President of our Salt Lake City Design Center. The shares subject to this option have an exercise price equal to the fair market value of our Common Stock on the date of grant, and vest over a three year period. The Board also approved options to purchase 40,000 shares of Common Stock to Joseph Rizzi and William Pohlman, who joined the Board prior to the 2000 Annual Meeting of Stockholders. The initial automatic option grants to Mr. Rizzi and Mr. Pohlman, according to the prior terms of the Director Plan, were for only 10,000 shares. The shares subject to these options have an exercise price equal to the fair market value of our Common Stock on the date of grant. The grant provides for 25% of the shares to vest immediately and 75% of the shares to vest ratably over three years. All three of these discretionary grants were made under our 1998 Nonstatutory Stock Option Plan.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      In January 1999, we entered into an employment agreement with David L. Gellatly. Mr. Gellatly’s employment agreement provided for an initial base salary of $330,000 per year, which was reviewed each year by the Compensation Committee of the Board of Directors. In addition, Mr. Gellatly was eligible to receive an annual cash bonus of up to 100% of his base salary, provided he achieved certain performance objective established by the Compensation Committee. Mr. Gellatly also received an option to purchase 500,000 shares of our Common Stock. The option had a one year cliff after which 25% of the shares subject to the option became exercisable, and thereafter the remaining shares became exercisable in equal monthly installments over the next three years. In addition, Mr. Gellatly’s employment agreement provided that we would make payments for certain of Mr. Gellatly’s living expenses, maintain a life insurance policy and long term disability policy and pay for certain other expenses during his tenure as Chief Executive Officer. His agreement also provided for continuing base salary payments for 12 months in the event of the termination of his employment “without cause” or resignation for a “good reason,” as those terms are defined in the agreement. In addition, Mr. Gellatly’s employment agreement provided for continuing health, life and other similar insurance plans for 12 months following termination without cause or resignation for a good reason. In May 2002, when Mr. Gellatly resigned his positions as Chairman, President and Chief Executive Officer, we agreed to pay Mr. Gellatly’s base salary and to provide for continuing health, life and other similar insurance plans for the next 12 months, to accelerate the vesting of 100% of his unvested options and to allow him to exercise his options for 12 months after he ceases to serve as a member of our Board of Directors.

      In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. Pursuant to the terms of his employment agreement, Mr. Richardson’s base salary is $300,000 per year. He will have the opportunity to earn a bonus of up to $100,000, payment of which will be determined by the Compensation Committee based upon successful completion of certain performance objectives. In addition, Mr. Richardson received an option to purchase 500,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the grant date. The option has a one year cliff after which 25% of the shares subject to the option become exercisable, and thereafter the remaining shares become exercisable in equal monthly installments over the next three years. In the event of a change of control of the Company, 100% of the shares subject to the option shall become immediately exercisable. In addition, Mr. Richardson’s employment agreement provides that we will maintain a life insurance policy and long term disability policy during his tenure as Chief Executive Officer. Mr. Richardson’s employment agreement also provides that we would cover Mr. Richardson’s relocation costs and provide him with a short-term bridge loan pending the sale of his home in Georgia. Under the terms of his agreement, if Mr. Richardson is terminated by the Company “without cause” or resigns for “good reason” (as those terms are defined in the agreement), we will continue his base salary and group health and life insurance benefits for 12 months. In June 2002, we extended a bridge loan to Mr. Richardson to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan was secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan was for a six-month term and bore interest at a rate of 4.75% per year. In 2002, the largest aggregate amount outstanding under this loan was $460,688. The residence was sold and the loan and interest were repaid in December 2002.

      Peter Manno, Vice President of Marketing, has an agreement with the Company providing for severance equal to six months of base salary and acceleration of the vesting of 50% of all unvested stock options in the event Mr. Manno’s employment is terminated by the Company without cause.

      In the event of a “change of control,” 50% of the unvested shares subject to options held by Named Executive Officers other than the Chief Executive Officer immediately vest and become exercisable. For this purpose, “change of control” is defined as an acquisition of the Company or the sale of all or substantially all of our assets.

Compensation Committee Interlocks and Insider Participation

      During fiscal 2002 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi and Mr. Pohlman, neither of whom is an officer or employee of Micro Linear. No member of the Compensation Committee or executive officer of Micro Linear has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of our Common Stock as of March 15, 2003 by: (i) each of the holders of more than five percent of our outstanding Common Stock, (ii) each member of the Board of Directors, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group. Ownership information is based solely on information furnished by the respective individuals and entities as the case may be. Unless otherwise indicated, the address for the following is c/o Micro Linear Corporation, 2050 Concourse Drive, San Jose, California 95131.

		Exercisable	Total
		within 60	Shares	Percent of
	Shares	days of	Beneficially	Common Stock
Name of Beneficial Owner	Owned	3/15/2002	Owned(1)	Outstanding(2)

5% Stockholders
David L. Babson & Company Inc.(3)	1,737,400	—	1,737,400	14.2%
One Memorial Drive
Cambridge, MA 02142-1300
Dimensional Fund Advisors, Inc.(4)	873,000	—	873,000	7.2
1299 Ocean Avenue, 11th Fl
Santa Monica, CA 90401
Executive Officers and Directors
Timothy A. Richardson	—	52,500	52,500	*
Michael W. Schradle	2,000	98,957	100,957	*
Ronald K. Bell	—	199,999	199,999	1.6
Brent D. Dix	500	37,500	38,000	*
David C. Neubauer	1,750	165,625	167,375	1.4
David L. Gellatly	20,000	624,500	644,500	5.0
James J. Harrison	17,000	54,167	71,167	*
William B. Pohlman	7,300	60,000	67,300	*
Joseph D. Rizzi	277,000	79,000	356,000	2.9
A. Thampy Thomas	—	—	—	*
All officers and directors as a group (14 persons)	519,600	1,397,249	1,916,849	14.1

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2003 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person.

(2)	Applicable percentage ownership is based on 12,195,298 shares of common stock outstanding as of March 15, 2003.

(3)	Based solely on Schedule 13G filed with the Securities and Exchange Commission on February 4, 2003. The shares listed are owned by various investment advisory clients of David L. Babson & Company Inc., which may have been deemed a beneficial owner of the shares only by virtue of the direct or indirect investment discretion it possesses pursuant to the provisions of investment advisory agreements with such clients.

(4)	Based solely on Schedule 13G/ A filed with the Securities and Exchange Commission on February 11, 2003. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the “Portfolios”). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 873,000 shares of the Company’s Common Stock as of December 31, 2002. The

Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of all such securities.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2002:

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-average	Under Equity
	to be Issued upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,732,440	$4.24	1,618,904 (2)
Equity compensation plans not approved by security holders(3)	1,117,100	3.67	657,500

Total	3,849,540	4.08	2,276,404

(1)	Includes our 1991 Stock Option Plan, 1994 Director Option Plan and 1998 Employee Stock Purchase Plan.

(2)	The number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase equal to the lesser of (i) the number of shares of Common Stock repurchased by Micro Linear during the prior year, (ii) the number of shares of Common Stock issued under the Plan in the prior year, or (iii) a lesser amount determined by the Board.

(3)	Includes 1998 Nonstatutory Stock Option Plan. A summary of the material features of the 1998 Nonstatutory Stock Option Plan can be found in Item 8 of the Consolidated Financial Statement under Note 6, Stockholders’ Equity — Stock Option Plans.

Item 13.     Certain Relationships and Related Transactions

      In May 2002, Timothy Richardson, who has been a member of our Board of Directors since March 2000, was elected as our President and Chief Executive Officer. We extended a bridge loan to Mr. Richardson in June 2002, to assist him in purchasing a home in California pending the sale of his existing residence. The $450,000 loan was secured by a first mortgage on Mr. Richardson’s home in Georgia. The loan was for a six-month term and bore interest at a rate of 4.75% per year. In 2002, the largest aggregate amount outstanding under this loan was $460,688. The residence was sold and the loan and interest were repaid in December 2002.

      We paid GreatPlays LLC $71,000 for consulting services rendered during 2002 and $160,000 in 2001. GreatPlays LLC is a business owned and operated by Renee Gellatly, daughter of David L. Gellatly, who served as our Chairman, President and Chief Executive Officer until May 2002, and is currently a member of our Board of Directors.

Item 14.     Controls and Procedures

      (a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this annual report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective.

      (b)     Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statement. See Index under Item 8.

2. Financial Statement Schedules. See Index under Item 8.

3. Exhibits:

See Item (c) below. Each management contract or compensatory plan arrangement required to be filed has been identified.

      (b) Reports on Form 8-K

On October 15, 2002, the Company filed a current report on Form 8-K, reporting under Item 5 that on October 8, 2002 it announced that it would realign its product development activities, and that this realignment would include a reduction in force of approximately 39 employees.

      (c) Exhibits

Exhibit
Number	Description of Document

3(i)(a)	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3(i)(b)	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
3(ii)(a)	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
3(ii)(b)	Certificate of Amendment to the Bylaws of the Registrant, dated June 7, 2002, (incorporated by reference to Exhibit 3.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
4.2	Preferred Shares Rights Agreement, dated as of August 13, 1998, between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10.3*	1983 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10.4*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.

Exhibit
Number	Description of Document

10.5	Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.6*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10.7*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).
10.8	Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild Semiconductor Corporation and Registrant (incorporated by reference to Exhibit 23.3 to the Registrant’s amended current report on Form 8-K/ A dated November 20, 2000).
10.9	International Distributor Agreement, dated January 1, 2002, between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.10	International Sales Representative Agreement, dated January 1, 2002, between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11*	Agreement and Release of Claims, dated May 21, 2002, between the Registrant and David L. Gellatly (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.12*	Employment Agreement dated, May 27, 2002, between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (See page 64 of this Form 10-K.)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

      (d) See the Consolidated Financial Statements and Supplementary Data in Item 8 of this Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
Chief Executive Officer and President

Date: March 27, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy A. Richardson as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY A. RICHARDSON Timothy A. Richardson	Chief Executive Officer, President (Principal Executive Officer) and Director	March 27, 2003

/s/ MICHAEL W. SCHRADLE Michael W. Schradle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ DAVID L. GELLATLY David L. Gellatly	Director	March 27, 2003

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	March 27, 2003

/s/ WILLIAM B. POHLMAN William B. Pohlman	Director	March 27, 2003

/s/ A. THAMPY THOMAS A. Thampy Thomas	Director	March 27, 2003

/s/ JAMES J. HARRISON James J. Harrison	Director	March 27, 2003

CERTIFICATIONS

I, Timothy Richardson, certify that:

      1.     I have reviewed this annual report on Form 10-K of Micro Linear Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Timothy A. Richardson

Timothy A. Richardson
Chief Executive Officer

Date: March 27, 2003

I, Michael Schradle, certify that:

      1.     I have reviewed this annual report on Form 10-K of Micro Linear Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael W. Schradle

Michael W. Schradle
Chief Financial Officer

Date: March 27, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3(i)(a)	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3(i)(b)	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
3(ii)(a)	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
3(ii)(b)	Certificate of Amendment to the Bylaws of the Registrant dated June 7, 2002 (incorporated by reference to Exhibit 3.2(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
4.2	Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10.3*	1983 Incentive Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10.4*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.
10.5	Deed of Trust and Trust Deed Note of registrant in principal amount of $3.4 million dated October 1994 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
10.6*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10.7*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).
10.8	Asset Purchase Agreement dated as of September 6, 2000, by and between Fairchild Semiconductor Corporation and Registrant (incorporated by reference to Exhibit 23.3 to the Registrant’s amended current report on Form 8-K/ A dated November 20, 2000).
10.9	International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.10	International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.11*	Agreement and Release of Claims dated May 21, 2002 between the Registrant and David L. Gellatly (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit
Number	Description of Document

10.12*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (See page 64 of this Form 10-K.)

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.