Form 10-Q
period 2003-03-30
MICRO LINEAR CORP /CA/
filed 2003-05-13
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

     The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2003, net of shares held in treasury, was 12,200,298.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EXHIBIT 99.1
EXHIBIT 99.2

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Certification of the Chief Executive Officer Certification of the Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,847	$10,801
Short-term investments	12,975	14,704
Accounts receivable, less allowance for doubtful accounts of $43 at March 31, 2003 and $58 at December 31, 2002	1,337	1,015
Inventories	2,176	2,212
Other current assets	2,044	2,171

Total current assets	27,379	30,903
Property, plant and equipment, net	7,940	8,092
Other assets	27	27

Total assets	$35,346	$39,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,548	$2,076
Accrued compensation and benefits	695	834
Deferred revenue	1,063	2,045
Accrued commissions	125	163
Other accrued liabilities	1,024	1,291
Current portion of long-term debt	268	239

Total current liabilities	5,723	6,648
Long-term debt	1,971	2,064

Total liabilities	7,694	8,712

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,353	60,352
Accumulated deficit	(12,495)	(9,848)
Accumulated other comprehensive income	12	24
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	27,652	30,310

Total liabilities and stockholders’ equity	$35,346	$39,022

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,

	2003	2002

Net revenues	$4,692	$5,591
Cost of revenues	2,204	2,471

Gross margin	2,488	3,120

Operating expenses:
Research and development	2,920	4,174
Selling, general and administrative	2,224	1,840

Total operating expenses	5,144	6,014

Loss from operations	(2,656)	(2,894)
Interest and other income	95	295
Interest and other expense	(59)	(69)

Loss before income taxes	(2,620)	(2,668)
Provision for income taxes	27	77

Net loss	$(2,647)	$(2,745)

Net Loss Per Share:
Basic and Diluted:
Net loss per share	$(0.22)	$(0.23)

Weighted average number of shares used in per share computation	12,195	12,062

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,

	2003	2002

Net cash used in operating activities	$(3,492)	$(3,664)
Cash flows from investing activities:
Purchase of capital equipment	(115)	(87)
Purchases of short-term investments	(2,847)	(500)
Sales of short-term investments	4,564	3,597

Net cash provided by investing activities	1,602	3,010
Cash flows from financing activities:
Principal payments on debt	(64)	(60)

Net cash used in financing activities	(64)	(60)

Net decrease in cash and cash equivalents	(1,954)	(714)
Cash and cash equivalents at beginning of period	10,801	14,888

Cash and cash equivalents at end of period	$8,847	$14,174

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

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2002 ended on December 29, 2002. The first quarter of 2003 ended on March 30, 2003. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For the first quarters of 2002 and 2003, translation gains and losses were not significant.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 29, 2002, filed with the Securities and Exchange Commission on March 27, 2003.

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

     A total of 3,905,540 and 3,823,268 shares of potential common stock were not included in the dilutive net loss per share calculations for the period ended March 31, 2003 and 2002, respectively, because to include them would be anti-dilutive.

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 31

	2003	2002

Basic:
Net loss	$(2,647)	$(2,745)

Weighted average common shares outstanding	12,195	12,062

Basic loss per share	$(0.22)	$(0.23)

Diluted:
Net loss	$(2,647)	$(2,745)

Weighted average common shares outstanding	12,195	12,062
Dilutive stock options	—	—

Weighted average common shares outstanding	12,195	12,062

Diluted loss per share	$(0.22)	$(0.23)

Stock-Based Compensation

     We account for our employee stock option plans in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in Note 1: Pro Forma Net Income (Loss) Per Share.

     We account for stock issued to non-employees in accordance with the provisions of SFAS 123. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. The fair value of each non-employee stock award is re-measured at each period end until a commitment date is reached, which is generally the vesting date.

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

	Employee Stock
	Purchase Plan		Stock Option Plans

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Expected life (in years)	0.5	0.5	2.6	2.2
Risk-free interest rate	1.19%	1.74%	2.05%	2.96%
Volatility	0.74	0.86	0.85	0.85
Dividend yield	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares to be issued under the Employee Stock Purchase Plan, which were granted during the three months ended March 31, 2003 and 2002, were $1.10 and $1.10 respectively. The weighted average fair values of options granted under the employee and directors’ stock option plans during the three months ended March 31, 2003 and 2002 were $1.81 and $1.38 respectively.

     SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(2,647)	$(2,745)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	1	78
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	$(373)	$(686)

Pro forma net loss	$(3,019)	$(3,353)

Pro forma net loss per share:
Basic	$(0.25)	$(0.28)
Diluted	$(0.25)	$(0.28)
Reported net loss per share:
Basic	$(0.22)	$(0.23)
Diluted	$(0.22)	$(0.23)

2.	Financial Statement Details

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Work-in-process	$772	$755
Finished goods	1,209	933
Inventory held by distributors	195	524

Total inventories	$2,176	$2,212

Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	11,886	11,771
Assets held for sale	3,414	3,414

Property, plant and equipment	23,669	23,554
Accumulated depreciation and amortization	(15,729)	(15,462)

Net property, plant and equipment	$7,940	$8,092

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2003 consists of taxes of our subsidiary in the United Kingdom. No benefit for income taxes was recorded in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended March 31, 2003 was 1%, compared to the three months ended March 31, 2002 of 3%.

Comprehensive Loss

     For the three months ended March 31, 2003 and 2002, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(2,647)	$(2,745)
Accumulated Other Comprehensive Loss:
Unrealized loss on marketable securities, net	(12)	(55)

Comprehensive Loss	$(2,659)	$(2,800)

3.	Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of the provisions of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for employee options under APB No. 25. We adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months ended March 31, 2003. The adoption of the provisions of FIN No. 45 did not have a material impact on our financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material impact on our financial position and results of operations.

4.	Operations by Geographic Regions

     The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
United States	$400	$905
Asia	3,300	3,864
Europe	980	773
Other	12	49

Consolidated	$4,692	$5,591

Loss from operations:
United States	$(172)	$(361)
Asia	(2,059)	(2,206)
Europe	(420)	(308)
Other	(5)	(19)

Consolidated	$(2,656)	$(2,894)

Capital expenditures:
United States	$115	$72
Europe	—	15

Consolidated	$115	$87

Depreciation and amortization:
United States	$253	$519
Europe	14	28

Consolidated	$267	$547

Identifiable assets by geographic region are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Identifiable assets:
United States	$35,181	38,865
Asia	37	41
Europe	128	116

Consolidated	$35,346	$39,022

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

     These forward-looking statements include, but are not limited to, statements regarding: anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our beliefs regarding deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenues for the next 12 months, our expectations regarding trends in our future gross margin, our ability to expand our revenue base in competitive, consumer-oriented markets for digital cordless telephones and other wireless networks, our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months, and fund our patent and intellectual property costs.

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

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Micro Linear’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. They include those regarding (1) revenue recognition, (2) estimating accrued liabilities and allowance for doubtful accounts, (3) inventory and related allowance for obsolete and excess inventory, (4) accounting for income taxes, and (5) valuation of long-lived and intangible assets.

     The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 29, 2002.

Overview

     Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications.

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 55% of net revenues for the first quarter of 2003 compared to 48% of net revenues for the first quarter of 2002. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

     On October 8, 2002 we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net Revenues

     Net revenues for the first quarter of 2003 were $4.7 million compared to net revenues of $5.6 million for the first quarter of 2002. The decrease in net revenues from the comparable first quarter of 2002 was due primarily to a decrease in shipments of older networking products. Revenues from RF transceivers totaled $2.6 million, or 55% of net revenues, for the first quarter of 2003, compared to $2.7 million, or 48% of net revenues, for the first quarter of 2002. Revenues from networking products for the first quarter of 2003 totaled $2.1 million, or 45% of net revenues, compared to $2.9 million, or 52% of net revenues, for the first quarter of 2002. In the first quarter of 2003, Uniden Corporation accounted for more than 10% of our net revenues. In the first quarter of 2002, Uniden Corporation, Allied Telesyn International and All American, a domestic distributor, each accounted for 10% or more of our net revenues.

     International revenues for the first quarter of 2003 totaled $4.3 million, or 91% of net revenues, compared to $4.7 million, or 84% of net revenues, for the first quarter of 2002. Domestic revenues were approximately 9% of net revenues for the first quarter of 2003, compared to 16% for the first quarter of 2002. The increase in international revenues as a percentage of total net revenues was primarily due to the sales of our RF transceiver wireless products to Uniden Corporation.

Gross Margin

     Gross margin for the first quarter of 2003 was $2.5 million, or 53% of net revenues, compared to $3.1 million for the first quarter of 2002, or 55% of net revenues. The decrease in gross margin was primarily due to the increased weighting of wireless revenues in our product sales mix and a decrease in our legacy networking revenues from the first quarter of 2003 compared to the first quarter of 2002. Average gross margins on our wireless products are lower than our networking products. Although the release of new products at higher prices may have a favorable effect on margins, we expect that the general trend in gross margins in the future may be downward, as we expand our revenue base in competitive, consumer-oriented markets for digital cordless telephones and other wireless networks.

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

     Research and development expenses were $2.9 million for the first quarter of 2003 compared to $4.2 million for the first quarter of 2002. The decrease in research and development expenses was primarily due to the cancellation of our 802.11a broadband wireless product development effort.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $2.2 million for the first quarter of 2003 compared to $1.8 million for the first quarter of 2002. The increase in expenses was primarily due to increases in legal and consulting expenses, as well as increases in material costs associated with the introduction of new products, and travel expenses associated with our sales and marketing efforts.

Interest and Other Income and Interest Expense

     Interest and other income was $0.1 million for the first quarter of 2003 compared to $0.3 million for the first quarter of 2002. The decrease in interest and other income was primarily due to the changes in cash balances as well as lower prevailing interest rates. Interest and other expense, primarily attributable to a mortgage on the facilities, was $0.1 million in the first quarters of 2003 and 2002.

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2003 consists of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the first quarter of 2003 was 1%, compared to 3% in the first quarter of 2002.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.5 million for the first three months of 2003 and $3.7 million in the first three months of 2002. Net cash used in operating activities during the first thee months of 2003 was due primarily to a net operating loss of $2.6 million, an increase in accounts receivable of $0.3 million and a decrease in deferred revenue of $1.0 million. These were partially offset by non-cash charges for depreciation and amortization of $0.3 million.

     Net cash provided by investing activities was $1.6 million in the first three months of 2003 and $3.0 million in the comparable period of 2002. Investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $1.7 million for the first three months of 2003, and $3.1 million for the first three months of 2002. Capital expenditures of $0.1 million for the first three months of 2003 were essentially unchanged from the first quarter of 2002.

     Cash used in financing activities, consisting of principal payments on our long-term debt, was $0.1 million in the first three months of both 2003 and 2002.

     Working capital amounted to $21.7 million as of March 31, 2003, compared to $24.3 million as of December 31, 2002. Working capital at March 31, 2003 includes cash and cash equivalents of $8.8 million and short-term investments of $13.0 million.

     We anticipate that existing cash resources are sufficient to fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Our liquidity is affected by many factors, including, among others, the extent to which we pursue additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of the provisions of SFAS No. 146 did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We intend to continue to account for employee options under APB No. 25. We adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months ended March 31, 2003. The adoption of the provisions of FIN No. 45 did not have a material impact on our financial position and results of operations.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the provisions of FIN No. 46 did not have a material impact on our financial position and results of operations.

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

     Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include, but are not limited to, those listed below and those identified throughout this “Factors That May Affect Future Operating Results” section:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	the gain or loss of a key customer, design win or order;

•	fluctuations in manufacturing yields;

•	timing of revenue from contracts, which may span several quarters;

•	competitive market conditions;

•	new product introductions;

•	market acceptance of new or existing products;

•	the timely development, introduction, marketing, and transition to volume production of new products and technologies;

•	mix of products sold;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols;

•	availability and performance of advanced silicon process technologies from foundry sources;

•	international conflicts and acts of terrorism and economic and political conditions worldwide; and

•	major health concerns, such as the spread of severe acute respiratory syndrome (“SARS”).

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

The markets in which we operate are intensely competitive, and many competitors are larger and more established. If we do not compete successfully, we will be unable to gain market share or enter into new markets.

     Intense international and domestic competition, decreasing selling prices, rapid technological change, short product life cycles and cyclical patterns characterize the markets for our products. Competitors include significantly larger corporations. New entrants in these markets could provide additional competition. Most of our competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Many of these large organizations are in a better position to withstand any significant reduction in spending by customers in these markets. They often have broader product lines and market focus, and will therefore not be as susceptible to downturns in a particular market. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, many competitors have focused on the wireless market for longer than we have, and therefore have more long-standing and established relationships with domestic and foreign customers. If we fail to compete successfully, we will be unable to gain market share or enter into new markets.

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

     Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the market’s future growth rate, size or technological direction. In view of the evolving nature of this market, suppliers of wireless products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results will suffer. We have, in the past, invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain acceptance in these markets, our business and operating results will suffer.

If we are unable to develop and introduce new products successfully, and in a cost-effective and timely manner, or achieve market acceptance of new products, our business and operating results could suffer.

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

     The development of these new circuits is highly complex. We have sometimes experienced delays in completing the development and introduction of new products. Successful product development and introduction depends on many factors, including:

•	ability to predict market requirements and evolving industry standards;

•	proper new product definition;

•	timely completion and introduction of new product designs;

•	availability of foundry capacity;

•	acceptable manufacturing yields; and

•	market acceptance of our products and our customers’ products.

     We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. In the fourth quarter of 2002 we discontinued product development activities for our 802.11a products because of competitive pressures in the 802.11a product market. In connection with the discontinuance, we redirected certain engineering activities to focus on a variety of wireless products. If we are unable to successfully compete in the wireless product market, our business and operating results will suffer. In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results will suffer.

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

     We may, therefore, experience a lengthy delay between product development and the generation of revenues from new products. Delays inherent in such a long sales cycle raise additional risks of customer decisions to cancel or change their product plans. Such changes could result in the loss of anticipated sales. Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

     We have incurred quarterly net losses from June 2000 through March 2003, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $12,495,000 as of March 31, 2003.

     Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. If revenues do not correspondingly increase, our operating results and financial condition could be harmed. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next twelve months. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. We expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow. As a result, we may not be able to retain employees, or new product and technology development or sales and marketing programs to successfully compete against our competitors. For example, in the fourth quarter of 2002, in connection with the discontinuance of development of 802.11a products, we completed a reduction in our work force and job eliminations to balance the size of our employee base with then anticipated revenue levels. There can be no assurance that we will not be required to further reduce our work force. If we do not achieve or increase profitability in the future at a level expected by securities analysts or investors, the market price of our common stock will likely decline.

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

     During 2002 and in the first three months of 2003, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenues come from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenues.

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

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue. Our revenue could decline due to the delay of customer orders or if we are unable to maintain or develop relationships with current or new customers.

     A significant majority of our revenues come from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 78% of net revenues for the three months ended March 31, 2003 and approximately 79% of net revenues in fiscal year 2002. Sales to domestic distributors for the three months ended March 31, 2003 accounted for approximately 6% of net revenues and 7% in fiscal year 2002. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenues for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

     Because many of our current competitors have pre-existing relationships with our current and potential new customers, we might not be able to achieve sufficient market penetration to achieve or sustain profitability. Many of our competitors have established relationships with our current and potential customers and can devote substantial resources aimed at preventing us from establishing or enhancing our customer relationships. If we are unable to gain additional market share or enter new markets due to these pre-existing relationships with potential customers, our operating results could be harmed.

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

     Sales to customers outside of the United States represented 91% of net revenues for the three months ended March 31, 2003 and 89% of net revenues in fiscal year 2002. We expect that international sales will continue to generate a substantial proportion of net revenues for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in staffing and managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability;

•	the effects of the terrorist attacks on the United States, the United States’ war on international terrorism and any related conflicts or similar events worldwide; and

•	major health concerns, such as the spread of SARS.

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

     Dependence on foundries located outside of the United States subjects us to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political and labor instability and tariff increases. Our main foundries are located in Singapore and Hong Kong, which presents specific risks, including political instability and health concerns related to the recent outbreak of cases of SARS.

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

     Our future success will depend to a significant extent on our ability to attract, retain and motivate personnel, especially those with engineering design experience and expertise. We may not be successful in attracting and retaining such personnel. In the fourth quarter of 2002 we completed a reduction in our work force and job eliminations to balance the size of our employee base with then anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to develop new products and technologies and deliver products in a timely fashion.

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

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the price of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2003 and March 31, 2003, our stock price has traded as high as $4.00 on February 20, 2003, and as low as $3.05 on January 9, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

     Under the Shareholder Rights Plan, adopted in August 1998, each share of our outstanding common stock carries one Right to purchase 1/1000 of a share of Series A Participating Preferred Stock at an exercise price of $30.00 per Right. If someone acquires 15% or more of our common stock, each Right not owned by a holder of 15% or more of our common stock entitles the holder, upon payment of the $30.00 exercise price, to receive common stock having a current market value of $60.00. This issuance of additional common stock would significantly reduce the percentage of common stock held by a potential acquirer. The Rights expire in August 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of March 31, 2003, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of March 31, 2003 and March 31, 2002, the decline in the fair value of the portfolio would not be material.

Foreign Currency Exchange Risk

     We have international sales and research and development facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. Since our exposure related to exchange rate volatility has not been significant, we do not currently hedge this exposure.

Item 4. Controls and Procedures

     (a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Description of Document

99.1	Statement of the Chief Executive Officer under 18 U.S.C.§ 1350.

99.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350.

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: May 13, 2003	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2003	By	/s/ MICHAEL W. SCHRADLE

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003	/s/ Timothy A. Richardson

Timothy A. Richardson
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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003	/s/ Michael W. Schradle

Michael W. Schradle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

99.1	Statement of the Chief Executive Officer under 18 U.S.C.§ 1350.

99.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350.