Form 10-Q
period 2003-06-29
MICRO LINEAR CORP /CA/
filed 2003-08-13
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 29, 2003

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
(408) 433-5200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

     The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2003, net of shares held in treasury, was 12,250,963.

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
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,389	$10,801
Short-term investments	12,605	14,704
Accounts receivable, less allowance for doubtful accounts of
$108 at June 30, 2003 and $58 at December 31, 2002	2,504	1,015
Inventories	2,870	2,212
Other current assets	616	2,171

Total current assets	24,984	30,903
Property, plant and equipment, net	7,688	8,092
Other assets	26	27

Total assets	$32,698	$39,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,713	$2,076
Accrued compensation and benefits	687	834
Deferred revenue	1,206	2,045
Accrued commissions	97	163
Other accrued liabilities	1,358	1,291
Current portion of long-term debt	273	239

Total current liabilities	6,334	6,648
Long-term debt	1,901	2,064

Total liabilities	8,235	8,712

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,468	60,352
Accumulated deficit	(15,797)	(9,848)
Accumulated other comprehensive income	10	24
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	24,463	30,310

Total liabilities and stockholders’ equity	$32,698	$39,022

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$6,342	$8,884	$11,034	$14,475
Cost of revenue	3,804	3,768	6,008	6,239

Gross margin	2,538	5,116	5,026	8,236

Operating expenses:
Research and development	2,845	4,094	5,765	8,268
Selling, general and administrative	2,046	2,247	4,270	4,087
Restructuring charges	954	—	954	—

Total operating expenses	5,845	6,341	10,989	12,355

Loss from operations	(3,307)	(1,225)	(5,963)	(4,119)
Interest and other income	63	142	158	437
Interest and other expense	(35)	(65)	(94)	(134)

Loss before income taxes	(3,279)	(1,148)	(5,899)	(3,816)
Provision for income taxes	23	2	50	79

Net loss	$(3,302)	$(1,150)	$(5,949)	$(3,895)

Net Loss Per Share:
Basic and Diluted
Net loss per share	$(0.27)	$(0.10)	$(0.49)	$(0.32)

Weighted average number of shares used in per share computation	12,213	12,064	12,204	12,063

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,

	2003	2002

Net cash used in operating activities	$(6,011)	$(3,722)
Cash flows from investing activities:
Purchase of capital equipment	(471)	(95)
Purchases of short-term investments	(6,973)	(4,549)
Sales of short-term investments	9,058	7,091

Net cash provided by investing activities	1,614	2,447
Cash flows from financing activities:
Principal payments on debt	(129)	(120)
Proceeds from issuance of common stock	114	36

Net cash used in financing activities	(15)	(84)

Net decrease in cash and cash equivalents	(4,412)	(1,359)
Cash and cash equivalents at beginning of period	10,801	14,888

Cash and cash equivalents at end of period	$6,389	$13,529

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

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products. Product emphasis is the wireless sector, focusing on total ISM (Industrial, Scientific and Medical - 900 MHz, 2.4 GHz and 5.8 GHz) band solutions for applications including digital cordless telephones, wireless headsets, wireless game controllers, and industrial wireless products. Micro Linear is headquartered in San Jose, CA with sales offices around the world.

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2002 ended on December 29, 2002. The second quarter of 2002 ended on June 30, 2002. The second quarter of 2003 ended on June 29, 2003. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For the first and second quarters of 2002 and 2003, translation gains and losses were not significant.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

     A total of 3,271,103 and 4,388,018 shares of potential common stock were not included in the dilutive net loss per share calculations for the periods ending June 30, 2003 and 2002, because to include them would be anti-dilutive.

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Basic:
Net loss	$(3,302)	$(1,150)	$(5,949)	$(3,895)

Weighted average common shares outstanding	12,213	12,064	12,204	12,063

Basic loss per share	$(0.27)	$(0.10)	$(0.49)	$(0.32)

Diluted:
Net loss	$(3,302)	$(1,150)	$(5,949)	$(3,895)

Weighted average common shares outstanding	12,213	12,064	12,204	12,063
Dilutive stock options	—	—	—	—

Weighted average common shares outstanding	12,213	12,064	12,204	12,063

Diluted loss per share	$(0.27)	$(0.10)	$(0.49)	$(0.32)

Stock-Based Compensation

     We account for our employee stock option plans in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”)  No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in Note 1: Pro Forma Net Income (Loss) Per Share.

     We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option pricing model. The fair value of each non-employee stock award is re-measured at each period end until a commitment date is reached, which is generally the vesting date.

Pro Forma Net Income (Loss) Per Share

     As required by SFAS No. 123, we disclose our pro forma net income (loss) as if we had accounted for our employee stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method as prescribed in SFAS No. 123. We estimate the fair value for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan		Stock Option Plans

	Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2003	2002	2003	2002	2003	2002

Expected life (in years)	0.5	0.5	2.5	2.3	2.5	2.3
Risk-free interest rate	1.19%	1.74%	2.68%	3.21%	2.61%	3.19%
Volatility	0.74	0.86	0.79	0.85	0.79	0.85
Dividend yield	—	—	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. There were no shares granted under the Employee Stock Purchase Plan during the three months ended June 30, 2003 and 2002. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the six months ended June 30, 2003 and 2002 were $1.09 and $1.10, respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the three months ended June 30, 2003 and 2002 were $1.66 and $1.28 respectively. The weighted average fair values at the date of grant of options that were granted under the employee and director stock option plans during the six months ended June 30, 2003 and 2002 were $1.75 and $1.29, respectively.

     SFAS No. 148 amended SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss, as reported	$(3,302)	$(1,150)	$(5,949)	$(3,895)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	1	33	2	112
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	$8	$(909)	$(365)	$(1,595)

Pro forma net loss	$(3,293)	$(2,026)	$(6,312)	$(5,378)

Pro forma net loss per share:
Basic	$(0.27)	$(0.17)	$(0.52)	$(0.45)
Diluted	$(0.27)	$(0.17)	$(0.52)	$(0.45)
Reported net loss per share:
Basic	$(0.27)	$(0.10)	$(0.49)	$(0.32)
Diluted	$(0.27)	$(0.10)	$(0.49)	$(0.32)

2.	Financial Statement Details

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Work-in-process	$1,244	$755
Finished goods	1,307	933
Inventory held by distributors	319	524

Total inventories	$2,870	$2,212

Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Land	$2,850	$2,850
Buildings and improvements	5,519	5,519
Machinery and equipment	12,242	11,771
Assets held for sale	3,414	3,414

Property, plant and equipment	24,025	23,554
Accumulated depreciation and amortization	(16,337)	(15,462)

Net property, plant and equipment	$7,688	$8,092

Provision for Income Taxes

     The provision for income taxes for the three months and six months ended June 30, 2003 and three and six months ended June 30, 2002 consists of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets. The effective tax rate for the three months and six months ended June 30, 2003 was 1%. The effective tax rate for the three months ended June 30, 2002 was 1% and for the six months ended June 30, 2002 was 2%.

Comprehensive Loss

     For the three and six months ended June 30, 2003 and 2002, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(3,302)	$(1,150)	$(5,949)	$(3,895)
Accumulated Other Comprehensive Loss:
Unrealized loss on marketable securities, net	(2)	(5)	(14)	(60)

Comprehensive Loss	$(3,304)	$(1,155)	$(5,963)	$(3,955)

3.	Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months and six months ended June 30, 2003.

     In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

4.	Operations by Geographic Regions

     The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue:
United States	$561	$1,116	$961	$2,021
Asia	4,878	6,910	8,178	10,775
Europe	832	783	1,812	1,555
Other	71	75	83	124

Consolidated	$6,342	$8,884	$11,034	$14,475

Loss from operations:
United States	$(163)	$17	$(335)	$(344)
Asia	(2,881)	(1,255)	(4,940)	(3,460)
Europe	(242)	12	(662)	(296)
Other	(21)	1	(26)	(19)

Consolidated	$(3,307)	$(1,225)	$(5,963)	$(4,119)

Capital expenditures:
United States	$356	$—	$471	$72
Europe	—	8	—	23

Consolidated	$356	$8	$471	$95

Depreciation and amortization:
United States	$598	$506	$829	$1,025
Europe	10	24	46	52

Consolidated	$608	$530	$875	$1,077

Identifiable assets by geographic region are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Identifiable assets:
United States	$32,511	38,865
Asia	47	41
Europe	140	116

Consolidated	$32,698	$39,022

5.	Restructuring and Other Special Charges

     On May 19, 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 are estimated to be in the range of $1.0 to $1.5 million, consisting primarily of operating lease termination costs for our Salt Lake City facility and employee severance and relocation costs.

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

     These forward-looking statements include, but are not limited to, statements regarding: anticipated revenue from our wireless and networking products, our beliefs regarding future research and development and selling, general and administrative expenses and the impact of our recent corporate restructuring, our beliefs regarding our accounting policies, our estimates and estimated range of the additional restructuring charge to be taken in the third quarter of 2003, our beliefs regarding deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenue for the next 12 months, our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months, and fund our patent and intellectual property costs.

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

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. These results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Micro Linear’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. They include those regarding (1) revenue recognition, (2) estimating accrued liabilities and allowance for doubtful accounts, (3) inventory and related allowance for obsolete and excess inventory, (4) accounting for income taxes, and (5) valuation of long-lived and intangible assets.

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

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 71% of net revenue for the second quarter of 2003 compared to 66% of net revenue for the second quarter of 2002. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenue.

     On May 19, 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 are estimated to be in the range of $1.0 to $1.5 million, consisting primarily of operating lease termination costs for our Salt Lake City facility and employee severance and relocation costs.

Results of Operations

Three Months Ended and Six Months Ended June 30, 2003 Compared with Three Months and Six Months Ended June 30, 2002

Net Revenue

     Net revenue for the second quarter of 2003 decreased 29% to $6.3 million from $8.9 million for the second quarter of 2002. Net revenue for the first six months of 2003 decreased 24% to $11.0 from $14.5 million for the first six months of 2002. The decrease in net revenue from the comparable second quarter of 2002 was primarily due to a combination of lower revenue from older networking products and decreasing selling prices of our wireless transceivers. Although volume shipments of our wireless products increased 16% and 27% for the first three and six months of 2003 compared to the first three and six months of 2002, the average selling price decreased 34% and 65% for those comparative periods.

     Revenue from RF transceivers totaled $4.5 million, or 71% of net revenue for the second quarter of 2003, compared to $5.9 million, or 66% of net revenue for the second quarter of 2002. Revenue from the sales of RF transceivers totaled $7.1 million, or 65% of net revenue for the first six months of 2003 compared to $8.6 million, or 59% of net revenue for the first six months of 2002. Revenue from networking products for the second quarter of 2003 totaled $1.8 million, or 29% of net revenue compared to $3.0 million, or 34% of net revenue for the second quarter of 2002. Revenue from sales of networking products for the first six months of 2003 totaled $3.9 million, or 35% of net revenue compared to $5.9 million, or 41% of net revenue for the first six months of 2002.

     In the second quarter of 2003 and 2002, Uniden Corporation accounted for more than 10% of our net revenue. Similarly, for the first six months of 2003 and 2002, Uniden Corporation accounted for more than 10% of net revenue.

     International revenue for the second quarter of 2003 totaled $5.8 million, or 92% of net revenue compared to $7.8 million, or 88% of net revenue for the second quarter of 2002. International revenue for the first six months of 2003 totaled $10.1 million, or 92% of net revenue compared to $12.5 million, or 86% of net revenue for the first six months of 2002. Domestic revenue was approximately 8% of net revenue for the second quarter of 2003 compared to 12% for the second quarter of 2002. Domestic revenue was approximately 8% of net revenue for the first six months of 2003 compared to 14% for the first six months of 2002.

Gross Margin

     Gross margin is affected by the volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     Gross margin as a percentage of net revenue for the second quarter of 2003 was 40% compared to 57% in the second quarter of 2002. Gross margin percentage for the first six months of 2003 was 45% compared to 57% for the first six months of 2002. The decrease in gross margin for both the three and six months ended June 30, 2003 was primarily due to low yields from the introduction of a new wireless transceiver that began shipping in high volumes during the second quarter of 2003, a decrease in selling prices on our wireless transceivers, an increased weighting of wireless revenue in our product sales mix and a decrease in our legacy networking products. Average gross margin on our wireless products are lower than our networking products.

Research and Development Expenses

     Research and development expenses include costs associated with the definition, design and development of new products. In addition, research and development expenses include test development and prototype costs associated with new product development.

     We expense wafers and production mask sets related to new products as research and development costs until products based on new designs are fully characterized, support published data sheets and satisfy reliability tests.

     Research and development expenses for the second quarter of 2003 decreased 32% to $2.8 million from $4.1 million for the second quarter of 2002. Research and development expenses for the first six months of 2003 decreased 30% to $5.8 million from $8.3 million in the first six months of 2002. The decrease in research and development expenses for both the three and six months ended June 30, 2003 was primarily due to the cancellation of our 802.11a broadband wireless product development effort in October 2002. We believe that research and development expenses will continue to decrease as a result of this quarter’s restructuring.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses for the second quarter of 2003 decreased 9% to $2.0 million from $2.2 million for the second quarter of 2002. SG&A expenses for the first six months of 2003 increased slightly to $4.3 million from $4.1 million in the first six months of 2002. The decrease in spending in the second quarter of 2003 compared to the second quarter of 2002 was primarily due to the workforce reduction in the fourth quarter of 2002. The increase in expenses for the first six months of 2003 compared with the first six months of 2002 was primarily due to increases in consulting expenses, as well as increases in marketing prototype expenses associated with the introduction of new products, offset by a reduction in payroll related spending. We believe that SG&A expenses will decrease in the future as a result of this quarter’s restructuring.

Restructuring Charge

          On May 19, 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 are estimated to be in the range of $1.0 to $1.5 million, consisting primarily of operating lease termination costs for our Salt Lake City facility and employee severance and relocation costs.

Interest and Other Income and Interest and Other Expense

     Interest and other income was $0.1 million for the second quarter of 2003 and 2002. Interest and other income was $0.2 million and $0.4 million in the first six months of 2003 and 2002, respectively. The decrease in interest and other income for the first six months of 2003 was primarily due to the changes in cash balances as well as lower prevailing interest rates.

     Interest and other expense, primarily attributable to a mortgage on our facilities, was less than $0.1 million in the second quarter of 2003 and $0.1 million in the second quarter of 2002. Interest and other expense was $0.1 million in the first six months of 2003 and 2002.

Provision for Income Taxes

     The provision for income taxes for the three months and six months ended June 30, 2003 and three and six months ended June 30, 2002 consists of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets. The effective tax rate for the three months and six months ended June 30, 2003 was 1%. The effective tax rate for the three months ended June 30, 2002 was 1% and for the six months ended June 30, 2002 was 2%.

Liquidity and Capital Resources

     Net cash used in operating activities was $6.0 million for the first six months of 2003 and $3.7 million in the first six months of 2002. Net cash used in operating activities during the first six months of 2003 was due primarily to a net operating loss of $5.9 million, an increase in accounts receivable of $1.5 million, an increase in inventories of $0.7 million and a decrease in deferred revenue of $0.8 million. These were offset by collection of a tax refund of $1.4 million and non-cash charges for depreciation and amortization of $0.9 million.

     Net cash provided by investing activities was $1.6 million in the first six months of 2003 and $2.4 million in the comparable period of 2002. Investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $2.1 million for the first six months of 2003, and $2.5 million for the first six months of 2002. Capital expenditures were $0.5 million for the first six months of 2003 and $0.1 million in the comparable period of 2002.

     Cash used in financing activities, consisting of principal payments on our long-term debt, was $0.1 million in the first six months of both 2003 and 2002. These principal payments were largely offset by proceeds from the issuance of common stock.

     Working capital amounted to $18.7 million as of June 30, 2003, compared to $24.3 million as of December 31, 2002. Working capital at June 30, 2003 includes cash and cash equivalents of $6.4 million and short-term investments of $12.6 million.

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

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months and six months ended June 30, 2003.

     In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

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

     The computer networking equipment and wireless markets have undergone a period of rapid growth and consolidation in recent years. We expect our dependence on sales to network equipment manufacturers to continue. Our business and results of operations would be materially and adversely affected in the event of a significant slowdown in the computer networking equipment market. In addition, as a result of competitive pricing pressures, we have experienced lower gross margin in some of our products. Such pricing pressures will continue to have an adverse effect on our results of operations, and our business could suffer unless they can be offset by higher gross margin on other products or lower operating expenses.

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

     To successfully develop and market certain of our planned products, we may need to enter into technology development or licensing agreements with third parties. If we cannot enter into such agreements on acceptable terms, our ability to develop and market new products could suffer, and our business and operating results could be harmed.

     Customers typically take a long time to evaluate our new products. It takes 3 to 6 months or more for customers to test new products, and at least an additional 3 to 12 months until customers begin significant production of products incorporating our products.

     We may, therefore, experience a lengthy delay between product development and the generation of revenue from new products. Delays inherent in such a long sales cycle raise additional risks of customer decisions to cancel or change their product plans. Such changes could result in the loss of anticipated sales. Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

     We have incurred quarterly net losses from June 2000 through June 2003, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of approximately $15,797,000 as of June 30, 2003.

     Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. If revenue does not correspondingly increase, our operating results and financial condition could be harmed. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next twelve months. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. We expect to incur losses in the future and may not achieve our additional goals of positive net income and cash flow. As a result, we may not be able to retain employees, or new product and technology development or sales and marketing programs to successfully compete against our competitors. For example, in the fourth quarter of 2002 and in the second quarter of 2003, we consolidated certain business operations and completed a reduction in our work force to balance the size of our employee base with our anticipated revenue levels. There can be no assurance that we will not be required to further reduce our work force. If we do not achieve or increase profitability in the future at a level expected by securities analysts or investors, the market price of our common stock will likely decline.

We recently announced two restructurings of our operations which included discontinuing certain of our product lines and reductions in force, which could harm our operating results

          In October 2002, we announced the discontinuation of development of our 802.11a products in order to better align our product development activities. As a part of the restructuring, we reduced our workforce by approximately 39 employees and redirected certain of our engineering activities and reorganized our sales, marketing and applications functions. In addition, in May 2003, we announced a corporate restructuring which included the consolidation of some functions at our headquarters in San Jose, California and included a workforce reduction of approximately 37 employees. Many factors, such as the reallocation of responsibilities among remaining personnel, the planned consolidation of our facilities and employee morale issues, may adversely impact our ability to deliver our products in accordance with our current plans or customer expectations, cause delays in the delivery of our products, or lead us to change our product plans, which in turn may have a negative impact on our revenues and customer relationships. In addition, the implementation of the restructurings may itself result in customer concerns regarding our future performance and our ability to meet their expectations for our products, the diversion of efforts of our executive management team and other key employees, and higher than anticipated costs, any of which may harm our operating results.

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

     During 2002 and in the first six months of 2003, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenue.

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

     A significant majority of our revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 89% and 83% of net revenue for the three months and six months ended June 30, 2003 and approximately 85% and 84% of net revenue for the three and six months ended June 30, 2002, respectively. One customer, Uniden Corporation, accounted for 67% of our net revenue for the second quarter of 2003. Sales to domestic distributors for the three months and six months ended June 30, 2003 accounted for approximately 8% for both periods and 8% and 9% of net revenue for the three and six months ended June 30, 2002, respectively. We anticipate that a limited number of key customers, including Uniden Corporation, and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially and adversely affect our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented approximately 92% for both the three months and six month ended June 30, 2003 and 88% and 86% of net revenue for the three and six months ended June 30, 2002, respectively. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     The decline in the average selling prices of our products may cause substantial fluctuations in our operating results. We continue to develop and market new products that incorporate valued new features and sell at higher prices. Failure to deliver new products offering increased value would result in a decline in both revenue and gross margin, harming our business, financial condition, and results of operations.

Defects in our products, product returns and product liability could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

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

     Design wins, which require significant expenditures, often precede the generation of volume sales by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product, and on the extent to which the design of the customer’s product accommodates components manufactured by our competitors. We cannot assure that we will achieve design wins, or that any design win will result in significant future revenue.

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

     We purchase wafers from outside foundries pursuant to customers’ purchase orders. We generally do not have a guaranteed level of wafer capacity or wafer costs at our foundries. Our wafer suppliers could prioritize capacity for other uses, or reduce or eliminate deliveries to us on short notice. In addition, we depend upon a limited number of foundries for our wafer requirements. Any sudden demand for an increased amount of wafers, or sudden reduction or elimination of any source of wafers, could result in a material delay in the shipment of products. Disruptions in supply, which have occurred in the past, may occur in the future. If such a disruption occurred, and we were unable to qualify alternative manufacturing sources for our products in a timely manner, or if such sources were unable to produce wafers with acceptable manufacturing yields, our business and operating results could be materially harmed.

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

     The manufacturing processes utilized by our foundries are continuously being improved in order to increase yield and product performance. Process changes can, however, result in interruptions in production or significantly reduced yields. New process technologies or new products are especially susceptible to wide variations in manufacturing yields and efficiency. Irregularities, adverse yield fluctuations or other manufacturing problems at our foundries could result in production interruption or delivery delays, harming our business and results of operations.

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

     Our wafer suppliers and test and assembly subcontractors are subject to a variety of U.S. and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing processes. Failure by our suppliers or subcontractors to comply with environmental regulations could result in fines, suspension of production or cessation of operations. Environmental regulations could also require our suppliers or subcontractors to acquire equipment or incur other expenses to comply with environmental regulations. If our suppliers or subcontractors incur substantial additional expenses, product costs could significantly increase, harming our results of operations.

     We are also subject to a variety of environmental regulations relating to our operations. If we fail to comply with present and future regulations, the government could impose fines on us, or compel us to suspend or cease operations. If we or our suppliers or subcontractors fail to control the use or discharge of hazardous substances, we could be subject to civil or criminal liabilities, which harm our business and operating results.

Because competition for qualified personnel is intense, we may not be successful in attracting and retaining personnel, which could have an impact upon the development or sales of our products.

     Our future success will depend to a significant extent on our ability to attract, retain and motivate personnel, especially those with engineering design experience and expertise. We may not be successful in attracting and retaining such personnel. In the fourth quarter of 2002 and in the second quarter of 2003, we consolidated certain business operations and completed a reduction in our work force to balance the size of our employee base with our anticipated revenue levels. Reductions in our workforce could make it difficult to motivate and retain remaining employees or attract needed new employees, and provide distractions affecting our ability to develop new products and technologies and deliver products in a timely fashion.

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

     In addition, we have taken legal action to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, and defend against claims of infringement or invalidity. If a third party makes a valid claim, and we cannot obtain a license to the technology on reasonable terms, our operations could be harmed.

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

     In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court’s Judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. On June 2, 2003, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. Within 90 days of the Federal Circuit’s decision, Pioneer may petition the Supreme Court for a writ of certiorari to review the Federal Circuit’s judgment.

     From time to time we have received correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may harm our business. The defense of lawsuits or other actions could divert our management’s attention away from running our business. In addition, negative developments with respect to litigation could cause the price of our common stock to decline significantly.

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted and proposed by the SEC and the Nasdaq Stock Market could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the price of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2003 and June 30, 2003, our stock price has traded as high as $4.00 on February 20, 2003, and as low as $2.47 on June 9, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of June 30, 2003, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of June 30, 2003 and June 30, 2002, the decline in the fair value of the portfolio would not be material.

Foreign Currency Exchange Risk

     We have international sales and research and development facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. Since our exposure related to exchange rate volatility has not been significant, we do not currently hedge this exposure.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     (b)  Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. On June 2, 2003, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. Within 90 days of the Federal Circuit’s decision, Pioneer may petition the Supreme Court for a writ of certiorari to review the Federal Circuit’s judgment.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer.

(b) Reports on Form 8-K

     On May 19, 2003, the Company filed a current report on Form 8-K, reporting under Item 5 that on May 19, 2003 it announced a corporate restructuring, which included the elimination of approximately 37 positions and a consolidation of some functions at the Company’s San Jose facility.

     On April 24, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: August 13, 2003	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	By	/s/ MICHAEL W. SCHRADLE

Michael W. Schradle Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer.