Form 10-Q
period 2003-09-28
MICRO LINEAR CORP /CA/
filed 2003-11-12
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 28, 2003

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

     The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2003, net of shares held in treasury, was 12,266,313.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$8,757	$10,801
Short-term investments	9,865	14,704
Accounts receivable, less allowance for doubtful accounts of $123 at September 30, 2003 and $58 at December 31, 2002	1,673	1,015
Inventories	2,138	2,212
Other current assets	744	2,171

Total current assets	23,177	30,903
Property, plant and equipment, net	5,995	8,092
Other assets	26	27

Total assets	$29,198	$39,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,828	$2,076
Accrued compensation and benefits	565	834
Deferred revenue	1,409	2,045
Accrued commissions	137	163
Other accrued liabilities	1,150	1,291
Current portion of long-term debt	279	239

Total current liabilities	5,368	6,648
Long-term debt	1,829	2,064

Total liabilities	7,197	8,712

Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,498	60,352
Accumulated deficit	(18,281)	(9,848)
Accumulated other comprehensive income	2	24
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	22,001	30,310

Total liabilities and stockholders’ equity	$29,198	$39,022

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$5,818	$9,286	$16,851	$23,762
Cost of revenue	3,410	4,030	9,418	10,269

Gross margin	2,408	5,256	7,433	13,493

Operating expenses:
Research and development	1,712	3,891	7,477	12,160
Selling, general and administrative	1,567	2,029	5,836	6,115
Fixed assets impairment and restructuring charges	1,608	—	2,562	—

Total operating expenses	4,887	5,920	15,875	18,275

Loss from operations	(2,479)	(664)	(8,442)	(4,782)
Interest and other income	80	135	237	571
Interest and other expense	(63)	(65)	(156)	(199)

Loss before income taxes	(2,462)	(594)	(8,361)	(4,410)
Provision for (benefits from) income taxes	22	(3,989)	72	(3,910)

Net income (loss)	$(2,484)	$3,395	$(8,433)	$(500)

Net Income (Loss) Per Share:
Basic
Net income (loss) per share	$(0.20)	$0.28	$(0.69)	$(0.04)

Weighted average number of shares used in per share computation	12,250	12,079	12,220	12,068

Diluted
Net income (loss) per share	$(0.20)	$0.28	$(0.69)	$(0.04)

Weighted average number of shares used in per share computation	12,250	12,239	12,220	12,068

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,

	2003	2002

Net cash provided by (used in) operating activities	$(6,329)	$1,205
Cash flows from investing activities:
Purchase of capital equipment	(481)	(282)
Purchases of short-term investments	(9,203)	(11,082)
Sales of short-term investments	14,020	10,702

Net cash provided by (used in) investing activities	4,336	(662)
Cash flows from financing activities:
Principal payments on debt	(195)	(182)
Proceeds from issuance of common stock	144	40

Net cash used in financing activities	(51)	(142)

Net increase (decrease) in cash and cash equivalents	(2,044)	401
Cash and cash equivalents at beginning of period	10,801	14,888

Cash and cash equivalents at end of period	$8,757	$15,289

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

     Micro Linear is a fabless semiconductor company specializing in high data rate wireless integrated circuit solutions. These transceivers can be used in streaming wireless applications such as cordless phones, wireless speakers and headphones, security cameras, game controllers, headsets and other personal electronic appliances.

     Micro Linear is headquartered in San Jose, CA with sales offices and authorized representatives and distributors worldwide.

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2002 ended on December 29, 2002. The third quarter of 2002 ended on September 29, 2002. The third quarter of 2003 ended on September 28, 2003. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For the first three quarters of 2003 and 2002, translation gains and losses were not significant.

Basis of Presentation

     The consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly our financial position, results of operations, and cash flows for the periods presented. Certain prior period adjustments in the condensed financial statements have been reclassified where necessary to conform to the quarter ended September 30, 2003.

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

     A total of 3,810,595 and 4,457,396 shares of potential common stock were not included in the dilutive net loss per share calculations for the periods ending September 30, 2003 and 2002, because to include them would be anti-dilutive.

     Following is a reconciliation of the basic and diluted income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Basic:
Net income (loss)	$(2,484)	$3,395	$(8,433)	$(500)

Weighted average common shares outstanding	12,250	12,079	12,220	12,068

Basic income (loss) per share	$(0.20)	$0.28	$(0.69)	$(0.04)

Diluted:
Net income (loss)	$(2,484)	$3,395	$(8,433)	$(500)

Weighted average common shares outstanding	12,250	12,079	12,220	12,068
Dilutive stock options	—	160	—	—

Weighted average common shares outstanding	12,250	12,239	12,220	12,068

Diluted income (loss) per share	$(0.20)	$0.28	$(0.69)	$(0.04)

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

Pro Forma Net Income (Loss) Per Share

     As required by SFAS No. 123, we disclose our pro forma net income (loss) as if we had accounted for our employee stock purchase plan, employee stock options and director stock options under the fair value method as prescribed in SFAS No. 123. We estimate the fair value for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan		Stock Option Plans

	Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,

	2003	2002	2003	2002	2003	2002

Expected life (in years)	0.5	0.5	2.6	2.87	2.64	1.77
Risk-free interest rate	1.19%	1.73%	2.98%	2.24%	2.78%	3.12%
Volatility	74%	81%	52%	85%	61%	85%
Dividend yield	—	—	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. There were no shares valued under the Employee Stock Purchase Plan during the three months ended September 30, 2003 and 2002. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2003 and 2002 were $1.10 and $1.09, respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the three months ended September 30, 2003 and 2002 were $1.04 and $1.47 respectively. The weighted average fair values at the date of grant of options that were granted under the employee and director stock option plans during the nine months ended September 30, 2003 and 2002 were $1.24 and $1.31, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net income (loss), as reported	$(2,484)	$3,395	$(8,433)	$(500)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	5	2	117
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(267)	(532)	(632)	(2,128)

Pro forma net income (loss)	$(2,751)	$2,868	$(9,063)	$(2,511)

Reported net income (loss) per share:
Basic	$(0.20)	$0.28	$(0.69)	$(0.04)
Diluted	$(0.20)	$0.28	$(0.69)	$(0.04)
Pro forma net income (loss) per share:
Basic	$(0.22)	$0.24	$(0.74)	$(0.21)
Diluted	$(0.22)	$0.23	$(0.74)	$(0.21)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Work-in-process	$442	$755
Finished goods	998	933
Inventory held by distributors	698	524

Total inventories	$2,138	$2,212

Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Land	$2,250	$2,850
Buildings and improvements	7,990	8,889
Machinery and equipment	11,648	11,815

Property, plant and equipment	21,888	23,554
Accumulated depreciation and amortization	(15,893)	(15,462)

Net property, plant and equipment	$5,995	$8,092

Provision for Income Taxes

     The provision for income taxes for the three months and nine months ended September 30, 2003 and three and nine months ended September 30, 2002 consists of taxes incurred by our subsidiary in the United Kingdom and minimum state tax obligations. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets. The effective tax rate for the three months and nine months ended September 30, 2003 was 1%. The effective tax rate for the three months ended September 30, 2002 was impacted by a one time benefit of $3.9 million in tax refunds generated by the carryback of federal tax losses to prior years.

Comprehensive Income

     For the three and nine months ended September 30, 2003 and 2002, comprehensive income (loss), which consists of the net income (loss) for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(2,484)	$3,395	$(8,433)	$(500)
Accumulated Other Comprehensive Loss:
Unrealized loss on marketable securities, net	(8)	(5)	(22)	(65)

Comprehensive Loss	$(2,492)	$3,390	$(8,455)	$(565)

3. Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months and nine months ended September 30, 2003.

     In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of EITF Issue No. 00-21 did not have a material impact on our financial position and results of operations.

4. Operations by Geographic Regions

The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue:
United States	$408	$680	$1,369	$2,701
Asia	4,850	7,915	13,028	18,691
Europe	503	659	2,315	2,214
Other	57	32	139	156

Consolidated	$5,818	$9,286	$16,851	$23,762

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss from operations:
United States	$(54)	$33	$(389)	$(311)
Asia	(2,352)	(730)	(7,292)	(4,190)
Europe	(66)	32	(728)	(264)
Other	(7)	1	(33)	(17)

Consolidated	$(2,479)	$(664)	$(8,442)	$(4,782)

Capital expenditures:
United States	$10	$187	$481	$259
Europe	—	—	—	23

Consolidated	$10	$187	$481	$282

Depreciation and amortization:
United States	$203	$497	$1,032	$1,522
Europe		83	46	135

Consolidated	$203	$580	$1,078	$1,657

Identifiable assets by geographic region are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Identifiable assets:
United States	$29,032	38,865
Asia	41	41
Europe	125	116

Consolidated	$29,198	$39,022

5. Fixed Assets Impairment and Restructuring Charges

     In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cashflows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value.

     On May 19, 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 were $0.1 million, consisting primarily of employee severance and relocation costs. During the third quarter ended September 30, 2003, we paid out $0.2 million related to the restructuring charges. Our restructuring accrual was $0.1 million at September 30, 2003.

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

     These forward-looking statements include, but are not limited to, statements regarding: anticipated revenue from our wireless and networking products, our beliefs regarding future research and development and selling, general and administrative expenses and that the level of spending on research and development to remain near their current levels over the next quarter, our intentions to continue to focus significant resources on development of new products and may increase spending as necessary, our beliefs regarding the impact of our recent corporate restructuring, our beliefs regarding our accounting policies, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenue for the next 12 months, our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months, and our beliefs regarding certain litigation matters pending against us.

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

Overview

     Micro Linear is a fabless semiconductor company specializing in high data rate wireless integrated circuit solutions. These transceivers can be used in streaming wireless applications such as cordless phones, wireless speakers and headphones, security cameras, game controllers, headsets and other personal electronic appliances.

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 72% of net revenue for the third quarter of 2003 compared to 80% of net revenue for the third quarter of 2002.

     On May 19, 2003, we announced a restructuring plan to better align our organizational structure. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 were $0.1 million, consisting primarily of employee severance and relocation costs. During the third quarter ended September 30, 2003, we paid out $0.2 million related to the restructuring charges. Our restructuring accrual was $0.1 million at September 30, 2003.

Results of Operations

Three Months Ended and Nine Months Ended September 30, 2003 Compared with Three Months and Nine Months Ended September 30, 2002

Net Revenue

     Net revenue for the third quarter of 2003 was $5.8 million, a decrease of 37% from $9.3 million for the third quarter of 2002. Net revenue for the first nine months of 2003 decreased 29% to $16.8 million from $23.8 million for the first nine months of 2002. The decrease in net revenue from the comparable third quarter of 2002 was primarily due to decreasing selling prices of our wireless products and a decrease in overall unit sales volume of those products. Unit volume shipments of our wireless products decreased 13% from the comparable third quarter of 2002, however unit shipment volumes for the first nine months of 2003 were 7% greater than the first nine months of 2002. Our average selling prices for the third quarter of 2003 decreased by 35% from the third quarter of 2002 primarily due to continued competitive pressures in the wireless chipset market. The decrease in net revenue for the first nine months of 2003 as compared to the first nine months of 2002 was primarily due to decreasing demand for our legacy network products, decreases in average selling prices and continued competitive pressures in the wireless chipset market.

     Revenue from wireless products totaled $4.2 million, or 72% of net revenue for the third quarter of 2003, compared to $7.4 million, or 80% of net revenue for the third quarter of 2002. Revenue from the sales of wireless products totaled $11.3 million for the first nine months of 2003 and $16.0 million for the first nine months of 2002. Revenue from wireless products comprised 67% of net revenue in the first nine months of 2003 and the first nine months of 2002. Revenue from networking products for the third quarter of 2003 totaled $1.6 million, or 28% of net revenue compared to $1.9 million, or 20% of net revenue for the third quarter of 2002. Revenue from sales of networking products for the first nine months of 2003 totaled $5.5 million compared to $7.8 million of net revenue for the first nine months of 2002. Revenue from networking products accounted for 33% of net revenue in the first nine months of 2003 and the first nine months of 2002.

     In the third quarter of 2003 and 2002, Uniden Corporation accounted for more than 10% of our net revenue. Similarly, for the first nine months of 2003 and 2002, Uniden Corporation accounted for more than 10% of net revenue.

     International revenue for the third quarter of 2003 totaled $5.4 million, or 93% of net revenue compared to $8.6 million, or 92% of net revenue for the third quarter of 2002. International revenue for the first nine months of 2003 totaled $15.5 million, or 92% of net revenue compared to $21.1 million, or 89% of net revenue for the first nine months of 2002. Domestic revenue was approximately 7% of net revenue for the third quarter of 2003 compared to 8% for the third quarter of 2002. Domestic revenue was approximately 8% of net revenue for the nine months of 2003 compared to 11% for the first nine months of 2002.

Gross Margin

     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

     Gross margin as a percentage of net revenue for the third quarter of 2003 was 41% compared to 57% in the third quarter of 2002. Gross margin percentage for the first nine months of 2003 was 44% compared to 57% for the first nine months of 2003. The decrease in gross margin for both the three and nine months ended September 30, 2003 was primarily due to low yields from the introduction of a new wireless transceiver that began shipping in high volumes during the second quarter of 2003 and a decrease in average selling prices on our wireless products.

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

     Research and development expenses for the third quarter of 2003 was $1.7 million, a decrease of $2.2 million or 56% from $3.9 million in the third quarter of 2002. Research and development expenses for the first nine months of 2003 was $7.5 million, a decrease of $4.7 million or 39% from $12.2 million in the first nine months of 2002. The decrease in research and development expenses for both the three and nine months ended September 30, 2003 was primarily due to the cancellation of our 802.11a broadband wireless product development effort in October 2002 and our restructuring efforts in the second quarter of 2003. The Company remains committed to funding new product development and while we expect the level of spending on research and development to remain near their current levels over the next quarter, we intend to continue to focus significant resources on development of new products and may increase spending as necessary.

Selling, General and Administrative Expenses

     Selling, general and administrative (SG&A) expenses for the third quarter of 2003 decreased 23% to $1.6 million from $2.0 million for the third quarter of 2002. SG&A expenses for the first nine months of 2003 decreased 5% to $5.8 million from $6.1 million in the first nine months of 2002. The decrease in SG&A expenses for the third quarter of 2003 compared to the third quarter of 2002 was primarily due to the workforce reductions that occurred in the fourth quarter of 2002 and the second quarter of 2003. The decrease in SG&A expenses for the first nine months of 2003 compared with the first nine months of 2002 was primarily due to the two workforce reductions, offset somewhat by increases in consulting expenses as well as increases in marketing and prototype expenses associated with the introduction of new products.

Fixed Assets Impairment and Restructuring Charges

     In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cashflows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value.

     On May 19, 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 were $0.1 million, consisting primarily of employee termination and relocation expenses.

Interest and Other Income and Interest and Other Expense

     Interest and other income was $0.1 million for the third quarter of 2003 and 2002. Interest and other income was $0.2 million and $0.6 million in the first nine months of 2003 and 2002, respectively. The decrease in interest and other income for the first nine months of 2003 as compared to the nine months of 2002 was primarily due to the changes in cash balances as well as lower prevailing interest rates.

     Interest and other expense, primarily attributable to a mortgage on our facilities, was less than $0.1 million in the third quarter of 2003 and 2002. Interest and other expense was $0.2 million in the first nine months of 2003 and 2002, respectively.

Provision for Income Taxes

     The provision for income taxes for the three months and nine months ended September 30, 2003 and three and nine months ended September 30, 2002 consists of taxes incurred by our subsidiary in the United Kingdom and minimum state tax obligations. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets. The effective tax rate for the three months and nine months ended September 30, 2003 was 1%. The effective tax rate for the three months ended September 30, 2002 was impacted by a one time benefit of $3.9 million in tax refunds generated by the carryback of federal tax losses to prior years.

Liquidity and Capital Resources

     Net cash used in operating activities was $6.3 million for the first nine months of 2003. Net cash provided by operating activities was $1.2 million in the first nine months of 2002. Net cash used in operating activities during the first nine months of 2003 was due primarily to a net operating loss of $8.4 million, an increase in accounts receivable of $0.6 million, and decreases in deferred revenue of $0.6 million and accrued liabilities of $0.4 million. These were partially offset by a non-cash asset impairment charge of $1.5 million, a decrease in other current assets of $1.4 million and non-cash charges for depreciation and amortization of $1.0 million .

     Net cash provided by investing activities was $4.3 million in the first nine months of 2003 and net cash used in investing activities was $0.7 million in the comparable period of 2002. Investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $4.8 million for the nine months of 2003, and net purchases of short-term investments of $0.7 million for the first nine months of 2002. Capital expenditures were $0.5 million for the first nine months of 2003 and $0.3 million in the comparable period of 2002.

     Cash used in financing activities, consisting of principal payments on our long-term debt, was $0.1 million in the first nine months of both 2003 and 2002. These principal payments were partially offset by proceeds from the issuance of common stock.

     Working capital amounted to $17.8 million as of September 30, 2003, compared to $24.3 million as of December 31, 2002. Working capital at September 30, 2003 includes cash and cash equivalents of $8.8 million and short-term investments of $9.9 million.

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

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three months and nine months ended September 30, 2003.

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

     Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include, but are not limited to, those listed below and those identified throughout this “Factors That May Affect Future Operating Results” section:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	the gain or loss of a key customer, design win or order;

•	fluctuations in manufacturing yields;

•	timing of revenue from contracts, which may span several quarters;

•	competitive market conditions and their effect on average selling prices and gross margins;

•	competitive market conditions;

•	new product introductions;

•	market acceptance of new or existing products;

•	decline in revenue from products that are reaching or have been announced as reaching the end of their respective product lives;

•	the timely development, introduction, marketing, and transition to volume production of new products and technologies;

•	mix of products sold;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols;

•	availability and performance of advanced silicon process technologies from foundry sources;

•	ability to transition the manufacture of products among foundry suppliers or between foundries operated by the same supplier;

•	international conflicts and acts of terrorism and economic and political conditions worldwide; and

•	major health concerns, such as the recurrence of severe acute respiratory syndrome (“SARS”).

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

     Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the future growth rate, size or technological direction of the market for wireless applications. In view of the evolving nature of this market, suppliers of wireless products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results will suffer. We have, in the past, invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. If new markets do not develop as we anticipate, or if our products do not gain acceptance in these markets, our business and operating results will suffer.

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

     We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. In the fourth quarter of 2002, we discontinued product development activities for our 802.11a products because of competitive pressures in the 802.11a product market. In connection with the discontinuance, we redirected certain engineering activities to focus on a variety of wireless products. If we are unable to successfully compete in the wireless product market, our business and operating results will suffer. In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results will suffer.

     To successfully develop and market certain of our planned products, we may need to enter into technology development or licensing agreements with third parties. If we cannot enter into such agreements on acceptable terms, our ability to develop and market new products could suffer, and our business and operating results could be harmed.

     Customers typically take a long time to evaluate our new products. It typically takes three to six months or more for customers to test new products, and at least an additional three to 12 months until customers begin significant production of products incorporating our products.

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

     We have incurred quarterly net losses from June 2000 through September 2003, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of approximately $18.3 million as of September 30, 2003.

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

     During 2002 and in the first nine months of 2003, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenue.

     Relatively short product life cycles characterize the computer network equipment and digital cordless telephone markets. If one or more of our significant customers were to select circuits manufactured by a competitor for future products, our business will suffer. The loss of one or more of our current customers, failure to attract new customers, or disruption of our sales and distribution channels could harm our business and operating results.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenue. Our revenue could decline due to the delay of customer orders or if we are unable to maintain or develop relationships with current or new customers.

     A significant majority of our revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 88% and 81% of net revenue for the three months and nine months ended September 30, 2003 and approximately 90% and 84% of net revenue for the three and nine months ended September 30, 2002, respectively. One customer, Uniden Corporation, accounted for 63% of our net revenue for the third quarter of 2003. Sales to domestic distributors for the three months and nine months ended September 30, 2003 accounted for approximately 7% and 8% of net revenue and 4% and 7% of net revenue for the three and nine months ended September 30, 2002, respectively. We anticipate that a limited number of key customers, including Uniden Corporation, and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be harmed if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented approximately 93% and 92% of net revenue for the three months and nine months ended September 30, 2003 and 92% and 89% of net revenue for the three and nine months ended September 30, 2002, respectively. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in foreign government regulations and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in staffing and managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability;

•	the effects of the terrorist attacks on the United States, the United States’ war on international terrorism and any related conflicts or similar events worldwide; and

•	major health concerns, such as the recurrence of SARS.

     Substantially all of our international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. If we experience any significant difficulties in obtaining export licenses, it could harm out business.

     Our international sales are typically denominated in U.S. dollars. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, while competitors’ products denominated in local currencies become less expensive. This may lead to a reduction in sales or profitability in that country, which could harm our business.

     Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other international assets and liabilities may contribute to fluctuations in operating results. In addition, international customers typically take longer to pay for purchases than customers in the United States. If foreign markets do not continue to develop, or foreign sales cycles prove unpredictable, our revenue and business may be harmed.

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

Revenue from our networking products, most of which are reaching or have been announced as reaching the end of their respective product lives, could continue to decline and harm our business.

     Most of out networking products are reaching or have been announced as reaching the end of their respective product lives and revenue from these products will continue to decline and we will eventually stop shipping these products. If we are not successful in increasing demand for our current network products or in introducing and gaining acceptance of new products our overall revenue could continue to decline, which would harm our business and operating results.

Defects in our products, product returns and product liability could result in a decrease in customers and revenue, unexpected expenses and loss of market share, any of which could harm our business.

     Complex products such as ours frequently contain errors, defects, and bugs upon release. Despite thorough testing by Micro Linear, our test houses and customers, these errors, defects and bugs are sometimes discovered after we begin to ship products. We expend significant resources to remedy these problems, but occasionally have faced legal claims by customers and others. Product defects can also cause interruptions, delays or cancellations of sales to customers, in addition to claims against us, any of which could harm our business and operating results.

We depend on the health of the semiconductor industry, which is highly cyclical. The decline in demand in the semiconductor industry could harm our financial condition and results of operations.

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

     We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, our business and operating results could be harmed.

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

     Rapid technological change and frequent new product introductions characterize the markets for our products. To remain competitive, we must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. If we are unable to obtain access to advanced wafer processing technologies, limiting our ability to introduce competitive products on a timely basis, our future operating results may be harmed.

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

     Changes in technology and in available foundry capacity sometimes require us to migrate products between foundry suppliers or among foundries operated by the same supplier. In addition, our current foundry suppliers may choose to open new foundries or close existing foundries and this may require us to migrate the manufacture of our products among their foundries. If we are unable to find new foundries for our products or experience difficulties in the manufacture of our products as a result of migrating products between foundry suppliers, our business and operating results may be harmed.

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

     We are also subject to a variety of environmental regulations relating to our operations. If we fail to comply with present and future regulations, the government could impose fines on us, or compel us to suspend or cease operations. If we or our suppliers or subcontractors fail to control the use or discharge of hazardous substances, we could be subject to civil or criminal liabilities, which could harm our business and operating results.

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

     We currently own 11 U.S. patents, and have six U.S. patent applications and 17 foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

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

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted and proposed by the Securities and Exchange Commission and the Nasdaq Stock Market could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the price of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2003 and September 30, 2003, our stock price has traded as high as $4.00 on February 20, 2003, and as low as $2.47 on June 9, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As September 30, 2003, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of September 30, 2003 and September 30, 2002, the decline in the fair value of the portfolio would not be material.

Foreign Currency Exchange Risk

     We have international facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. Since our exposure related to exchange rate volatility has not been significant, we do not currently hedge this exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

          The registrant’s Annual Meeting of Stockholders was held on August 6, 2003.

          The following actions were taken at the annual meeting:

               1. The following Directors were elected

	For	Withheld

Timothy Richardson	11,181,148	431,889
David Gellatly	11,163,471	449,566
William Pohlman	11,530,005	83,032
Joseph Rizzi	11,513,582	99,455
A. Thampy Thomas	11,530,005	83,032

               2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2003 was approved.

For	Against	Abstain

11,604,372	6,265	2,400

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a) Certification by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer.

(b) Reports on Form 8-K

     On July 24, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: November 12, 2003	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2003	By	/s/ MICHAEL W. SCHRADLE

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