Form 10-K
period 2003-12-28
MICRO LINEAR CORP /CA/
filed 2004-03-29
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24758

Micro Linear Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-2910085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2050 Concourse Drive	95131
San Jose, California (Address of principal executive offices)	(Zip Code)

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

     The aggregate market value of the Common Stock held by non-affiliates of the Company, as of June 27, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price on the Nasdaq National Market on such date), was approximately $27,185,991. Shares of Common Stock held by each executive officer and director and shares held by other individuals and entities based on Schedule 13G filings have been excluded, in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2004, net of shares held in treasury, was 12,361,986.

PART I

      When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, “designed to,” “allows,” “can,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods, and include statements regarding the growth of markets for our digital wireless solutions, types of radios and basebands, our ability to become a leading provider of wireless solutions, our ability to become a major provider of 5.8 GHz transceivers and power amplifiers, our ability to offer a complete semiconductor suite or modular solution to our customer base, our ability to establish strategic relationships with industry leading companies and the benefits, if any, of such relationships, our ability to apply our digital wireless expertise to markets and applications other than digital cordless telephones and our ability to increase the number of customer and design wins based on our expertise, the benefits of our reference designs, including the ability of such designs to reduce engineering costs, the ability of our high volume manufacturing and testing expertise to enhance our competitive strength, our ability to develop RF modules and the benefits and market acceptance of such products, our ability to maintain a competitive market advantage in the delivery of our products, our beliefs that the market for wireless consumer electronics, communications and industrial products is one of the most promising potential growth segments of the wireless semiconductor industry, the potential features and benefits of our products, including our transceivers, new wireless products for the industrial segment, pre-engineered radio solutions in modular form and silicon media conversion devices for Ethernet networks, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies, including the ability to address overlapping market segments, maximize sales volume, return on investment and market awareness, and our dependence on such technology to succeed, the advantages of our use of outside foundries, our ability to provide the highest performance and most cost effective solutions to our customers, expected expenses, including research and development and selling, general and administrative functions, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, and the amount and timing of new product shipments, our intention to develop application specific reference designs based on our RF transceivers and other new products to accelerate design wins, support our customers’ engineering teams and address otherwise unreachable market segments and customers, our dependence on our workforce, our potential to meet our customers’ needs, including helping them reduce their time to market, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will continue to increase and will account for a significant percentage of our revenues for the next 12 months, our expectations regarding trends in our future gross margin, our anticipation that the trend of falling average selling prices for our wireless products will reverse in 2004, our ability to introduce new generations of wireless products throughout 2004 and our expectations that these new products will command higher average selling prices, our expectations that our maturing product shipments will not decline as much in 2004 as in 2003, our expectation that our gross margin will rise in 2004 and that increases in manufacturing yields of certain products will have a positive effect on gross margin in 2004, our anticipation that the ratio of costs to net revenue will remain flat or decrease in 2004, our beliefs that existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next 12 months, and our expectations regarding our patent and intellectual property costs.

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

      All references to “Micro Linear”, “we”, “us”, “our” or the “Company” mean Micro Linear Corporation and its subsidiary, except where it is made clear that the term means only the parent company.

Item 1.	Business

General

      Micro Linear Corporation develops integrated circuits that are designed to enable cost effective, high performance digital wireless communications and connectivity for a broad range of applications and markets.

      Consumer applications that incorporate our integrated circuits include digital cordless phones, wireless headsets and audio headphones, home theatre speakers, digital baby monitors, video game controllers and computer peripherals. Industrial applications that incorporate our products include lighting controls, home automation products, heating and cooling controls, vending machine controls, automatic meter reading devices, environmental monitoring devices and mesh networking nodes.

      Our products are intended to replace designs that require wires to transfer information. We believe wireless connectivity offers freedom of mobility, flexibility of configuration, and significant infrastructure installation cost savings. We believe that the benefits of these digital wireless solutions, combined with the cost-effectiveness of our proprietary devices, will result in significant market growth for our products as more and more applications adopt digital wireless connections in the unlicensed ISM (Industrial, Scientific and Medical — 900 MHz, 2.4 GHz and 5.8 GHz) frequency bands.

      Many early wireless applications utilize analog radio links, but the deficiencies of analog transmission are becoming apparent, leading to a migration to digital solutions. We believe the deficiencies of analog transmission include lack of security, high power consumption, limited range, interference, and restricted feature sets. Digital wireless links, such as those offered by us, are designed to overcome many of the shortfalls found in analog links.

      An increasing number of products that were traditionally wired are now becoming wireless, such as cell phone headsets, video game controllers, audio headphones and speakers, and computer peripherals. As this wireless connectivity becomes commonplace, we believe the market for digital wireless integrated circuits such as those developed and manufactured by us will grow.

      Our objective is to become a leading provider of digital wireless solutions for many large global markets. To meet this objective, we have embarked upon a number of strategic initiatives:

•	We are focused on becoming a major provider of wireless semiconductors in all three major ISM bands, including 900 MHz, 2.4 GHz, and 5.8 GHz. These transceivers can be used in many streaming wireless applications such as wireless speakers and headphones, security cameras, game controllers, cordless headsets and cordless telephones.

•	We plan on developing new products that draw heavily on existing intellectual property (IP), which reduces technical risk and development cycle time. These products are specifically defined, where possible, to address overlapping market segments to maximize sales volume, return on investment and market awareness.

•	We plan on developing customer partnerships and major strategic relationships with industry-leading companies in our target market segments. We believe engaging with committed customers early in product development results in competitive product definitions, accelerated production ramps, and higher probability of commercial success.

•	By applying our digital wireless expertise to markets and applications other than digital cordless telephones, we believe we are increasing the number of potential customers and potential design wins for both current and future Micro Linear products.

•	We have developed user-friendly evaluation tools and numerous production-ready reference designs that we believe will enable companies with limited radio frequency design expertise to quickly and efficiently implement wireless connectivity in their products using our wireless integrated circuits. We believe these reference designs can also reduce the engineering costs associated with designing a wireless product that will meet the requirements of various international regulatory bodies.

•	We intend to use our high volume manufacturing and testing expertise to enhance our competitive strength in delivering cost effective products with rapid time to market in the appropriate process technology.

Markets and Products

Wireless Consumer, Communications, and Industrial Products

      We believe the market for wireless cable replacement in consumer electronics, communications, and industrial products is one of the most promising potential growth segments of the wireless semiconductor industry. The desirability of untethered communications in consumer products is high. Consumer awareness and interest in wireless connectivity has been stimulated by the market expectations created by wireless standards such as BluetoothTM. However, market penetration of wireless solutions in the consumer space remains low due to relatively higher cost and complex design implementation associated with wireless links.

      Bluetooth’s stated goal of providing a complete radio solution which delivers one megabit per second (raw data rate) of wireless connectivity in the unlicensed 2.4 GHz band for less than five dollars per node has generated significant interest across a broad market segment. Bluetooth devices are expected to offer interoperability between Bluetooth-compatible devices in an ad-hoc wireless networking environment, and while this initiative has yet to deliver on these ambitious goals, it has opened a large segment of the market to the potential advantages of incorporating low-cost wireless connectivity into previously wired products.

      Digital wireless connectivity requires a radio frequency (RF) physical interface and a baseband controller, the complexity of which depends on the specific application. The RF interface typically consists of an RF front end (power amplifier, low noise amplifier and switch), RF transceiver, and modem. The baseband controller provides an interface to the digital data source, control of the radio operation, and application support. We currently provide the RF transceiver and in some cases, portions of the RF front end, with the balance of the solution provided by other vendors, which in many cases have formed strategic marketing relationships with us. We believe our transceivers provide significant benefits to our customers, including lower cost, smaller form factor, higher data rates, enhanced range of operation, and lower bill of material and external component costs.

      During 2003, our wireless RF transceiver products represented approximately 64% of our net revenues, compared to 62% in 2002 and 47% in 2001. We have delivered almost twenty million RF transceivers that can now be found in digital cordless telephones, cordless headsets, video game controllers, and other digital wireless products.

      During 2003, we expanded our customer base for RF transceivers to include digital cordless telephone vendors other than Uniden (our largest customer), video game controller suppliers, wireless headset manufacturers, and computer peripherals vendors. Products intended for the U.S. market use the unlicensed 900MHz frequency band, while wireless products designed for worldwide use operate at 2.4GHz. Newer cordless telephones and other products are currently using the 5.8GHz unlicensed spectrum available in the U.S.

      As more applications request wireless connectivity, a growing number of manufacturers have emerged who do not have the capability, or the desire, to design a wireless link starting at the component level. To achieve design wins with these emerging manufacturers, we have significantly increased our customer support tools through the creation of production-ready reference designs. Currently, we offer four distinct reference designs that customers can copy or modify to allow them to easily integrate digital wireless connectivity into their products. Two designs operate at 900MHz: a less expensive low power (0dBm output power) radio, and a higher power (18dBm) version. The other two operate at 2.4GHz, again with one design intended for shorter range, lower priced sockets and the second targeting maximum range applications. All of these solutions are pre-scanned for compliance to the Federal Communications Commission rules for use in the unlicensed frequency bands.

      Our efforts in designing and testing these reference designs have afforded our engineers a good insight into the design issues confronted by our prospective customers, which we believe should assist us in making our new products more convenient and valuable to our customers. We believe a significant percentage of our future design wins will be facilitated by the availability of these pre-engineered solutions. We intend to continue to develop application-specific reference designs based on our RF transceivers and other new products to support our customers’ engineering teams and address otherwise unreachable market segments and customers.

Media Conversion Products

      We offer media conversion products that enable implementation of cost effective fiber to the home (FTTH) systems. Two existing industry standards define Ethernet protocols over twisted pair copper media: 10Base-T for 10Mbps and 100Base-TX for 100Mbps. A low-cost silicon solution called a media converter provides the required signal conversion at each point where the twisted pair copper media interfaces to fiber media.

      We believe we have been successful in providing silicon media conversion devices for Ethernet networks. We believe our product family is one of only a few that provides full auto-negotiation on both the twisted pair and fiber optic sides, to automatically configure the highest speed mode of operation on a link and select either half or full duplex operation. Additional benefits of our devices include providing the user a small footprint package, low power dissipation, and low component cost.

Sales and Distribution

      Our focus is on engaging large customers who incorporate wireless technologies into products targeted at high volume markets. To enable us to win business at these large accounts, our direct sales force focuses on key accounts. We address smaller customers via a network of domestic and international representatives and distributors who specialize in RF components.

      In 2003, our domestic sales represented approximately 9% of net revenue, compared to 11% and 19% in 2002 and 2001, respectively. We offer our domestic distributors product return privileges and, in the event we lower the prices of products sold to distributors, we guarantee price protection on unsold inventory. We defer recognition of revenue and gross margin derived from sales to our distributors until the distributors resell our products to their customers.

      Outside the United States, our products are sold both directly to international customers and through distributors. International sales accounted for approximately 91%, 89% and 81% of our net revenue in 2003, 2002 and 2001, respectively. We expect international sales to continue to represent a significant portion of product sales for the foreseeable future, as more and more electronics manufacturing is concentrated in the Pacific Rim. On a portion of our sales to international distributors, we offer product return privileges and, if we lower the prices of our products, we guarantee price protection on unsold inventory, which is standard in the semiconductor industry. We defer revenue from this portion of shipments to international distributors until these distributors notify us of product sales to their customers. Some sales to international distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.

      During 2003, sales to original equipment manufacturers (OEMs) represented 80% of our net revenue, and sales through our distribution channel represented 20% of net revenue. While sales to our largest customer pass through an international distributor, we classify these sales as OEM sales since the distributor does not fulfill a traditional distributor stocking role for this customer.

      A relatively small number of customers have accounted for a significant portion of our net revenue in each of the past several years. During 2003, 2002 and 2001, our top ten customers, excluding domestic distributors, accounted for approximately 77%, 79% and 75% of net revenue, respectively. During 2003 one customer, Uniden Corporation, accounted for 56% of our total sales. Seasonal demand characterizes the consumer electronics market, including Uniden’s digital cordless telephones, which incorporate our transceivers. We expect Uniden to continue to account for a significant portion of sales in 2004, subject to the same seasonality of demand and to all of the inherent variability of the consumer electronics market.

      During 2003, all of our net revenue was derived from sales of products for the wireless communications market and the computer networking market. During 2003, 2002 and 2001 wireless shipments accounted for 64%, 62% and 47% of net revenue. Sales of our products to network equipment manufacturers accounted for approximately 36%, 38% and 53% of our net revenue in 2003, 2002 and 2001, respectively.

Backlog

      We define backlog as orders received for products that are scheduled to be shipped within the next six months. At December 31, 2003, our backlog was approximately $6.0 million, as compared to approximately $4.3 million at December 31, 2002. The increase in backlog resulted primarily from orders received for our ML5800 product, our 5.8 GHz radio transceiver. We began taking orders for the ML5800 in the fourth quarter of 2003 and it carries a higher average selling price than our 900MHz and 2.8GHz product lines. These transceivers have been designed to be used in streaming wireless applications such as cordless phones, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances.

      Customers who purchase standard products may generally cancel or reschedule orders for delivery outside a thirty-day period, without significant penalty to the customer. As a result, customers frequently revise the quantities of our products to be delivered, and their delivery schedules, and there can be no guarantee that all of the backlog will be shipped as scheduled within the first two quarters of 2004, if at all.

      Although we are providing backlog statistics as of December 31, 2003 and 2002, we believe that backlog is not a meaningful indicator of our future business prospects, due to the wide variety of our product offerings, the significant percentage of orders received and shipped within the same quarter and the ability of our customers to cancel or reschedule orders outside a thirty-day period without significant penalty. We do not believe that backlog information is material to an understanding of our overall business.

Technology

      We believe our success and sustainable competitive advantages depend on the acceptance and continued development of our core technologies. Technologies that we believe give us a competitive advantage include:

•	Design expertise and experience at 5.8GHz frequencies;

•	Low Intermediate Frequency (IF) radio transceivers, which offer cost-effective, high integration, programmable radio solutions with minimal external components;

•	Automatically calibrated active circuits that lower manufacturing cost and complexity and result in higher production yields;

•	High performance RF, analog mixed signal, and digital circuit designs using standard BiCMOS and silicon germanium (SiGe), technologies; and

•	Advanced packaging to reduce the cost and enhance the performance and functionality of our radio solutions.

      We use standard process technologies available from leading semiconductor foundries. Silicon technologies currently used or being implemented in new designs include:

•	0.6 micron BiCMOS for low cost 900 MHz RF transceivers, 2.4GHz RF transceivers and media converters; and

•	0.35 micron SiGe for advanced 5.8 GHz RF transceivers.

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

      We believe that using outside foundries and other manufacturing services enables us to focus on our design strengths, minimize fixed costs and capital expenditures, and access diverse manufacturing technologies. We depend on silicon foundries located in the United States, Singapore and Japan for products currently in production as well as those currently being planned.

Research and Development

      We employ state of the art integrated circuit development software tools in order to shorten development cycles and accurately simulate the performance of our designs before committing to costly and time-consuming silicon fabrication. These tools represent a significant portion of our research and development tool budget. Our product development strategy focuses on highly integrated silicon solutions, employing a modular design to allow for use in a broad range of applications, enabling us to address multiple markets quickly with similar platforms.

      As silicon technology advances, new processes enable higher levels of performance while existing processes become more cost effective. We watch these trends closely in order to provide the highest performance and most cost effective solutions to our customers.

      In May 2003, we undertook a restructuring that consolidated most of our design activities into our San Jose, California headquarters. Our engineering design center in San Jose is involved in the development of advanced communications circuits and systems for wireless markets. Device validation, characterization, reliability testing, and automatic test equipment (ATE) test development activities are also located in San Jose. In addition to our San Jose design group we also have a small design group in Salt Lake City, Utah.

      Research and development expenses were $10.0 million, $16.1 million, and $16.0 million in 2003, 2002, and 2001, respectively. We reduced engineering headcount as part of our overall restructuring efforts in 2003. In planning these reductions, we carefully reviewed and focused our product roadmap. We expect to continue spending significant funds on research and development activities to deliver leading edge products that have a promise of volume shipments within a short time following their introduction.

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

      In 2003, we developed and announced a product development partnership with Oki Electric Industry Co., Ltd. We believe that this relationship, as well as other less formal development partnerships that we have recently engaged in, will result in more optimized and complete application-specific radio solutions. The availability of such solutions should result in greater acceptance of our digital wireless products as well as shorter development cycle times for our customers.

      The acceptance of future products will depend on their direct applicability to the intended market, their cost-effectiveness, and the availability of easily implemented systems-level solutions based on these products. Larger competitors with larger development staffs, larger research and development budgets, and access to more technologies could deliver competitive products with improved feature sets, more products with differentiated feature sets and/or complete chipsets or system solutions, thus establishing a distinct competitive advantage.

Patents and Licenses

      Our success depends, in part, on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products, procedures, development tools and testing tools. To that end, we own certain patents and intend to continue to seek patents on our inventions when appropriate. We own twelve U.S. patents, and have five U.S. patent applications and ten foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to forty-five U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications. We believe that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, we depend primarily on the technical competence and creativity of our technical workforce.

      We have not currently licensed any third parties to manufacture our products. We have no current plans to grant product licenses with respect to any products; however, we may find it necessary to enter into product licenses in the future. We have granted nontransferable, limited process licenses to each of our foundries to utilize our proprietary processes to manufacture and sell wafers to other customers.

Employees

      As of December 31, 2003, we had 59 full-time employees, eight of whom were engaged in manufacturing (including test development, quality and materials functions), 32 in research and development, 12 in marketing, applications and sales, and seven in finance and administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

      Our Web site is http://www.microlinear.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our Web site is not part of this report.

Item 2.	Properties

      Our headquarters, located in San Jose, California, consist of two buildings comprising approximately 93,000 square feet. We acquired this property in October 1990 at a cost of $7.5 million. It is used for product design and development, manufacturing, marketing, sales and administration. We refinanced the note on the buildings in September 1999 with a $3.0 million note payable over five years with principal amortized on a ten-year basis. The note has a balloon payment of approximately $1.8 million due November 1, 2004. We listed these facilities for sale in June 2002. During the third quarter of 2003, we reviewed our real estate assets and determined that their carrying value exceeded the current estimated fair market value. Accordingly, we recorded an impairment charge of $1.5 million. In January 2004, the property was taken off the market. We lease engineering development office space in Salt Lake City, Utah. We believe our existing facilities are adequate to meet our current and projected space requirements for at least the next 12 months.

Item 3.	Legal Proceedings

      In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that we did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. On June 2, 2003, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. Pioneer’s only right of appeal was to the Supreme Court through a Writ of Certiorari. Pioneer did not exercise their right of appeal within the statutory time limit and therefore, this case has now been concluded in our favor.

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

Common Stock Prices

	High	Low

Fiscal Year 2003
Quarter ended December 31, 2003	$6.70	$2.68
Quarter ended September 30, 2003	$3.41	$2.78
Quarter ended June 30, 2003	$3.89	$2.47
Quarter ended March 31, 2003	$4.00	$3.05
Fiscal Year 2002
Quarter ended December 31, 2002	$4.00	$2.45
Quarter ended September 30, 2002	$3.58	$2.38
Quarter ended June 30, 2002	$4.09	$2.32
Quarter ended March 31, 2002	$3.35	$2.05

Approximate Number of Common Equity Security Holders

Approximate Number of
Record Holders
Title of Class	(As of December 31, 2003)

Common Stock, $0.001 Par Value	239(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

Dividend Policy

      We have not paid or declared cash dividends on our Common Stock within the past five years and do not anticipate paying any cash dividends in the foreseeable future. Any determination with respect to the payment of dividends will be at the discretion of our board of directors.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data for the five-year period ended December 31, 2003 should be read together with our Consolidated Financial Statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$20,696	$28,700	$22,085	$37,699	$46,645
Gross margin	$9,440	$16,394	$11,825	$18,372	$23,615
Loss from operations	$(10,410)	$(8,383)	$(13,783)	$(13,266)	$(2,502)
Net loss	$(10,407)	$(2,848)	$(16,159)	$(11,786)	$(444)
Net loss per share
Basic	$(0.85)	$(0.24)	$(1.35)	$(1.01)	$(0.04)
Diluted	$(0.85)	$(0.24)	$(1.35)	$(1.01)	$(0.04)
Weighted average shares used in per share computations
Basic	12,231	12,088	11,935	11,635	10,999
Diluted	12,231	12,088	11,935	11,635	10,999

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Working capital	$14,226	$24,255	$24,575	$38,110	$39,006
Total assets	$27,438	$39,022	$44,513	$62,580	$69,131
Long-term obligations, less current portion	$—	$2,064	$2,308	$2,547	$2,755
Stockholders’ equity	$20,112	$30,310	$32,806	$48,008	$55,703

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements in this report or incorporated by reference which are not historical are forward-looking statements and include, without limitation, statements under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, “designed to,” “allows,” “can,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods, and include statements regarding the growth of markets for our digital wireless solutions, types of radios and basebands, our ability to become a leading provider of wireless solutions, our ability to become a major provider of 5.8 GHz transceivers and power amplifiers, our ability to offer a complete semiconductor suite or modular solution to our customer base, our ability to establish strategic relationships with industry leading companies and the benefits, if any, of such relationships, our ability to apply our digital wireless expertise to markets and applications other than digital cordless telephones and our ability to increase the number of customer and design wins based on our expertise, the benefits of our reference designs, including the ability of such designs to reduce engineering costs, the ability of our high volume manufacturing and testing expertise to enhance our competitive strength, our ability to develop RF modules and the benefits and market acceptance of such products, our ability to maintain a competitive market advantage in the delivery of our products, our beliefs that the market for wireless consumer electronics, communications and industrial products is one of the most promising potential growth segments of the wireless semiconductor industry, the potential features and benefits of our products, including our transceivers, new wireless products for the industrial segment, pre-engineered radio solutions in modular form and silicon media conversion devices for Ethernet networks, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies, including the ability to address overlapping market segments, maximize sales volume, return on investment and market awareness, and our dependence on such technology to succeed, the advantages of our use of outside foundries, our ability to provide the highest performance and most cost effective solutions to our customers, expected expenses, including research and development and selling, general and administrative functions, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, and the amount and timing of new product shipments, our intention to develop application specific reference designs based on our RF transceivers and other new products to accelerate design wins, support our customers’ engineering teams and address otherwise unreachable market segments and customers, our dependence on our workforce, our potential to meet our customers’ needs, including helping them reduce their time to market, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will continue to increase and will account for a significant percentage of our revenues for the next 12 months, our expectations regarding trends in our future gross margin, our anticipation that the trend of falling average selling prices for our wireless products will reverse in 2004, our ability to introduce new generations of wireless products throughout 2004 and our expectations that these new products will command higher average selling prices, our expectations that our maturing product shipments will not decline as much in 2004 as in 2003, our expectation that our gross margin will rise in 2004 and that increases in manufacturing yields of certain products will have a positive effect on gross margin in 2004, our anticipation that the ratio of costs to net revenue will remain flat or decrease in 2004, our beliefs that existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next 12 months, and our expectations regarding our patent and intellectual property costs.

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

      We were founded in 1983, and until 2000 we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenues represented 64% of net revenues for 2003 compared to 62% of net revenues for 2002. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenues.

      On October 8, 2002 we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support. As part of the realignment, we reduced our workforce by 39 employees. Expenses related to the discontinuance of the 802.11a development efforts were $0.7 million, consisting of severance costs and asset impairment charges. On May 19, 2003 we undertook a restructuring effort that eliminated approximately 37 additional positions in all operational segments of the Company, and consolidated some functions at our San Jose headquarters.

Opportunities and Challenges

      Our operating results are likely to continue to fluctuate as a result of many factors, including, but not limited to: the level, timing, cancellation or rescheduling of customer orders, changes in market demand, fluctuations in manufacturing yields and cost, market acceptance of our products, economic conditions specific to the networking and wireless industries and markets, and general economic conditions.

      As a result of competitive pricing pressures we have experienced lower margins in our wireless products, and we expect these pricing pressures to continue. In addition, the wireless and computer networking markets have undergone a period of rapid growth and consolidation in recent years. We expect our dependence on sales to computer network equipment manufacturers to continue. As a result, our business would suffer in the event of a significant slowdown in the networking equipment market. We intend to try to offset these pricing pressures by continuing to introduce new wireless products commanding higher average selling prices. In addition, we operate in a turnkey manufacturing environment. Consequently our manufacturing infrastructure is scalable, and we would expect some margin improvement by driving higher shipment volumes.

      The wireless and computer equipment networking markets in which we compete are characterized by continuing technological advancement, changes in customer requirements, and evolving industry standards. To address these challenges, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability, are cost effective, and brought to market in a timely manner.

      Successful engineering development and market penetration in the product areas we have chosen require high levels of engineering and product development expense. We have sometimes experienced delays in completing the development of new products. As we do not currently manufacture our own semiconductor wafers, we are vulnerable to process technology advances competitors use to manufacture products offering higher performance and lower cost.

      To address these challenges, we intend to pursue various opportunities. For example, we intend to continue to spend significant amounts of resources on new product and technology development, including wireless semiconductors in the three major ISM bands, including 900 MHz, 2.4 GHz, and 5.8 GHz. We intend to broaden our markets into many streaming wireless applications such as wireless speakers and headphones, security cameras, game controllers, cordless headsets and cordless telephones. We also intend to leverage our existing intellectual property in the development of new products to reduce technical risk and development cycle time and to develop customer and strategic relationships in our target markets to strengthen our competitive position.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

      We record estimated reductions to revenue for expected product returns. In determining the amount of the allowance, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. There were no allowances for returns recorded at December 31, 2003.

Estimating Accrued Liabilities and Allowance for Doubtful Accounts

      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of accrued liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

      We perform ongoing credit evaluations of our customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer’s financial statements, credit rating, bank and credit references. We do not generally require collateral from the customer. For certain international customers, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on management’s review of individual accounts. The accounts receivable balance was $0.9 million, net of allowance for doubtful accounts of $30,000, as of December 31, 2003. An unexpected change in a major customer’s ability to meet its obligation could have an adverse material effect on our financial position and results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory

      We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for our products in light of projected sales, current market conditions, and market trends. If a significant, unanticipated decrease in demand for our products or significant technological development occurs, we may deem it necessary to provide for additional inventory reserves, which may have a material adverse impact on our gross margin.

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

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a full valuation allowance of $14.3 million as of December 31, 2003, due to uncertainties related to the ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or release existing allowances, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets

      We evaluate the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 retained the fundamental provisions of SFAS 121, which required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to an unsolicited offer to purchase our facilities, continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In fiscal year 2002, we wrote down $0.4 of impaired capitalized software primarily due to the discontinuation our 802.11a broadband wireless program.

Results of Operations

Revenue Recognition

      We recognize revenue from product shipped directly to OEM customers at the time of shipment. During 2003, our top ten OEM customers collectively accounted for approximately 73% of net revenues. We defer recognition of revenues and costs of our products to distributors until the distributor resells the product to its customers. Sales to Uniden pass through an international distributor, and are recognized as revenue upon the distributor’s resale to the end customer. However, these sales are classified as OEM in percent of net revenue presentation, since the distributor does not fulfill a traditional distributor-stocking role for this customer. In

2003, sales through domestic distributors represented 5% of net revenues. Total international sales through international distributors, exclusive of sales to Uniden, represented 15% of net revenues.

Results of Operations

      The following table presents certain consolidated statements of operations data for the periods indicated:

	2003

			2002

	For the Years Ended December 31,

					2001

	)
	(In thousands
Net revenues
Wireless	$13,225	63.9%	$17,924	62.5%	$10,292	46.6%
Networking	7,471	36.1%	10,776	37.5%	11,793	53.4%

Total net revenues	20,696	100.0	28,700	100.0	22,085	100.0
Cost of revenues	11,256	54.4	12,306	42.9	10,260	46.5

Gross margin	9,440	45.6	16,394	57.1	11,825	53.5
Operating expenses:
Research and development	9,966	48.1	16,116	56.2	15,971	72.3
Selling, general and administrative	7,362	35.6	8,661	30.2	9,637	43.7
Fixed asset impairment and restructuring charges	2,522	12.2	—		—

Total operating expenses	19,850	95.9	24,777	86.3	25,608	116.0
Loss from operations	(10,410)	(50.3)	(8,383)	(29.2)	(13,783)	(62.4)
Interest income and other, net	81	0.4	427	1.5	862	3.9

Loss before provision for taxes	(10,329)	(49.9)	(7,956)	(27.7)	(12,921)	(58.5)
Provision (benefit) for taxes	78	0.4	(5,108)	(17.8)	3,238	14.7

Net loss	$(10,407)	(50.3)%	$(2,848)	(9.9)%	$(16,159)	(73.2)%

Net Revenues

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

	(In thousands)
Wireless	$13,225	(26.2)%	$17,924	74.2%	$10,292
Networking	7,471	(30.1)%	10,776	(8.6)%	11,793

Total	$20,696	(27.9)%	$28,700	(30.0)%	$22,085

      Wireless product revenues decreased in 2003 despite a 9% increase in unit shipments compared to 2002. The decrease is due to price erosion on wireless products offset only slightly by the increase in volume shipments. We would normally expect to offset the price erosion on mature products by introducing new generations of wireless products that command higher prices and generate higher gross margins. However, our engineering efforts for 2001 and most of 2002 were centered on our 802.11a broadband wireless project that was cancelled in October 2002. There were very few new wireless products introduced during this time and prices on existing wireless products continued to decline due to competitive pressures in the consumer markets we serve. We anticipate that the trend of falling average selling prices for our wireless products will begin to reverse in 2004 with the introduction and ramp up in unit shipment volumes of our 5.8Ghz products. Although we expect that prices on these new products will fall as the product matures, we intend to continue to introduce new generations of wireless products throughout 2004 that will again command higher average selling prices and offset the cycle of price erosion that we expect will continue as our wireless products mature.

We initially introduced our wireless products during 2001, and the increase in wireless revenues to $17.9 million in 2002, from $10.3 million in 2001, was due primarily to having a full year of volume shipments.

      Our networking product revenues continued to decrease as demand for our legacy products tapered off. Unit shipments of our networking products decreased 23% in 2003 compared to 2002. The decrease in shipment volumes combined with a decrease in average selling prices of 11%, due mainly to a shift in product mix, resulted in a decrease in net revenues of 28% in 2003 compared to 2002. Although there may be some continued decline in unit volume shipments we do not expect to experience the same dramatic decline in 2004 that we experienced in 2003.

      International revenues for 2003 totaled $18.9 million, or 91% of net revenues, compared to $25.4 million, or 89% of net revenues, for 2002, and $17.8 million, or 81% of net revenues, for 2001. Domestic revenues were approximately 9% of net revenues for 2003, compared to 11% for 2002 and 19% for 2001. The increase in international revenues as a percentage of total net revenues was primarily due to sales of our wireless products to Uniden Corporation. We expect that international revenues will continue to account for the substantial majority of our total revenues in the next twelve months.

      In fiscal 2003 and 2002, Uniden Corporation accounted for 56% of net revenues. In fiscal 2001, Uniden Corporation and Allied Telesyn International accounted for 46% and 11% of net revenues, respectively. Although our strategy is to engage large customers for new design wins, we expect that Uniden Corporation will continue to be our largest customer during the next twelve months.

Gross Margin

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

	(In thousands)
Gross Margin	$9,440	(42.4)%	$16,394	38.6%	$11,825
%	45.6%		57.1%		53.5%

      Gross margins are affected by the volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries.

      The decrease in gross margin in 2003, compared to 2002, stems mainly from the decrease in the average selling prices of our wireless products and to a lesser extent the shift in product mix of our networking products. The margin decreases were slightly offset by decreases in manufacturing subcontract costs realized through a combination of a decrease in the costs of our silicon wafers and efficiencies realized in the costs to test our products. In addition, gross margin was negatively impacted in 2003 by low yields on one of our wireless products that was shipping in volume in the second and third quarters. We have now identified and fixed the manufacturing problems that caused the low yields on this product and we have already realized an improvement in yields and gross margin in the fourth quarter of 2003.

      Fixed manufacturing overhead spending decreased by $0.6 million in 2003 to $2.0 million; however, it remained at 9% of net revenues due to the overall decrease in revenue in 2003. We expect these fixed costs to increase in 2004 due to costs associated with the introduction of our new products; however, we anticipate that the overall ratio of these costs to net revenue will remain relatively flat, or decrease slightly in 2004.

      The higher gross margin percentage in 2002 compared to 2001 was primarily due to a $0.7 million reduction of fixed manufacturing overhead spending, to $2.6 million, or 9% of net revenues in 2002, from $3.3 million, or 15% of net revenues, in 2001. The reduced costs and higher revenue base over which these costs are spread had a positive 6% margin impact in 2002 compared to 2001. This positive margin impact, resulting from lower overhead costs, was partially offset by an increase in the overall weighting of wireless revenues in our revenue mix in 2002 compared to 2001. Average gross margins on our wireless products are lower than those of our networking products.

Research and Development Expenses (R&D)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

	(In thousands)
R&D	$9,966	(38.2)%	$16,116	0.1%	$15,971

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

      The decrease in our 2003 expenses was mainly due to our restructuring efforts implemented in May 2003. We reduced engineering headcount as part of these restructuring efforts and consolidated most of the design and testing activities in our San Jose headquarters. We also maintain a small design group located in Salt Lake City, Utah. In planning our headcount reductions, we carefully reviewed and focused our product roadmap. We expect to continue spending significant funds on research and development activities to deliver leading edge products that have a promise of high volume shipments within a short time following their introduction.

Selling, General and Administrative (SG&A)

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

	(In thousands)
SG&A	$7,362	(15.0)%	$8,661	(10.1)%	$9,637

      The decrease of $1.3 million, or 15%, in 2003 was primarily a result of the restructuring efforts we undertook in May 2003 and the associated headcount reductions across all selling, general and administrative functions. These cost reductions were offset somewhat by the increase in costs associated with marketing prototypes for new products. The decrease of $1.0 million, or 10.1% in 2002 compared to 2001, was primarily due to lower spending for supplies, outside services, consulting, legal and facilities. We believe that selling, general and administrative expenses could rise in the future, due mainly to higher marketing and selling expenses incurred in connection with the introduction of new products.

Fixed Asset Impairment and Restructuring Charges

      In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to an unsolicited offer to purchase our facilities, continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In fiscal year 2002, we wrote down $0.4 of impaired capitalized software primarily due to the discontinuation of the 802.11a broadband wireless program

      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. Restructuring charges and related utilization for the fiscal year ended December 31, 2003 were as follows:

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Amount paid during 2003	$663	$—		$663
Non-cash charges	—	373		373
Amounts payable as of December 31, 2003	26	—		26

Total charges	$689	$373	$	l,062

      The restructuring charge in the second quarter of 2003 was approximately $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 were aprroximately $0.1 million, consisting primarily of employee termination and relocation expenses.

Interest and Other Income and Interest Expense

		% Change		% Change
	2003	2002 to 2003	2002	2001 to 2002	2001

	(In thousands)
Interest and other income	$297	(56.5)%	$683	(69.3)%	$2,221
Interest and other expense	$216	(15.6)%	$256	(81.1)%	$1,359

      The decrease in interest and other income from 2002 to 2003 was primarily due to the reduction in interest income affected by changes in our cash balances. The decrease in interest and other income from 2001 to 2002 was primarily due to the reduction in interest income affected by changes in our cash balances as well as the decline in prevailing interest rates. The decrease in interest and other expense from 2001 to 2002 was due primarily to a $1.0 million charge in 2001 for a discount granted to accelerate the payment of a note receivable that was issued to us by the purchaser of our test operations in April 2000.

Provision (Benefit) for Income Taxes

	% Change		% Change
2003	2002 to 2003	2002	2001 to 2002	2001

(In thousands)
$78	(98.5)%	$(5,108)	57.8%	$3,238

      Our effective tax rate was 1% for 2003, 64% for 2002 and 25% for 2001. The 1% effective tax rate for 2003 is primarily due to the recording of a valuation allowance against our deferred tax assets as of December 31, 2003 and taxes associated with our UK operations. The 64% effective rate for 2002 is primarily due to tax refunds resulting from a tax law change in 2002 that allowed us to carryback net operating losses to prior years. The 25% effective rate for 2001 is due primarily to the recording of a valuation allowance against our deferred tax assets as of December 31, 2001.

Liquidity and Capital Resources

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net cash (used in) operating activities	$(7,204)	$(2,106)	$(8,824)
Net cash (used in) provided by investing activities	5,173	(2,029)	5,924
Net cash (used in) provided by financing activities	(67)	48	124

Decrease in cash and cash equivalents	$(2,098)	$(4,087)	$(2,776)

Net Cash Used in Operating Activities

      Cash used in operating activities during 2003 was primarily due to our $10.4 million net loss, offset by a non-recurring non-cash charge of $1.5 million recorded for impairment in the value of our San Jose facilities and non-cash depreciation and amortization charges of $1.3 million. In addition, during 2003 we collected $1.4 million in income tax refunds due to net operating loss carrybacks that were recorded in 2002. Cash used in operating activities during 2003 also included cash provided by an increase in our accounts payable balances of $0.6 million, $0.4 million of which related to a customer refund due for products which were returned in December. These favorable cash items were offset by a decrease in deferred revenue of $1.4 million and a $0.4 million decrease in accrued liabilities due in large part to a decrease in a legal accrual related to the successful outcome of the Pioneer litigation. The net loss in 2002 included a $5.1 million tax benefit primarily due to the carryback of net operating losses to profitable years, $4.0 million of which was received in tax refunds in 2002. The $2.8 million net loss, decrease in accrued liabilities of $1.6 million, and decrease in deferred revenue of $0.8 million were the primary components of cash used in 2002. These were offset by $2.1 million of non-cash depreciation and amortization and a $1.4 million reduction in inventories. The $8.8 million of cash used in operating activities in 2001 was due primarily to the net loss of $16.2 million, an increase in inventories of $2.2 million and a $1.4 million decrease in accrued liabilities. These uses of cash were somewhat offset by the favorable cash impact in 2001 from non-cash charges of $3.5 million resulting from an increase in valuation reserves related to deferred tax assets, and $2.1 million of non-cash depreciation and amortization. In addition, during 2001 we collected receivables and purchased inventories on behalf of Fairchild Semiconductor Corporation related to certain product lines sold to them in September 2000. The net effect of these transactions, in addition to the change in our other current assets, had a $5.9 million positive cash impact.

Net Cash Provided by Investing Activities

      Net cash provided during 2003 consisted primarily of net proceeds from sales of short-term investments. In 2003, cash used for capital expenditures increased to $0.5 million compared to $0.3 million in 2002 as we continued to purchase mostly R&D related equipment. Net cash provided by investing activities in 2001 was primarily due to $2.7 million in cash received on the note receivable from Artest Corporation for test equipment sold to them in 2000 and $5.1 million in net sales of short-term investments, offset by $1.9 million in purchases of property and equipment.

Net Cash provided by (or Used in) Financing Activities

      The net cash provided by financing activities in 2003, 2002 and 2001 was primarily from proceeds on issuance of the Company’s common stock. This was offset by principal paydowns of approximately $250,000 each year on the Company’s note payable, secured by its building located in San Jose, California.

Contractual Obligations by Year

	Building	Inventory	Operating and
Year	Loan(1)	Commitment	Facility Leases	Total

	(In thousands)
2004	$2,174	$685	$1,348	$4,207
2005	—	—	1,105	1,105
2006	—	—	549	549
2007	—	—	—	—
2008	—	—	—	—
Thereafter	—	—	—	—

Total	$2,174	$685	$3,002	$5,861

(1)	Long-term debt includes principal and interest.

      Working capital was $14.2 million at December 31, 2003, including cash and cash equivalents of $8.7 million and short-term investments of $9.0 million.

      Cash flows for 2003 were impacted by $1.0 million in costs for the restructuring we completed in the first half of 2003. Cash utilization in the second half of 2003, subsequent to the restructuring, totaled $1.3 million. Compared to 2002, spending is now approximately $2.0 million lower per quarter, significantly reducing our breakeven point. We anticipate that existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. Our liquidity is affected by many factors, including, among others, the extent to which we pursue additional wafer fabrication capacity from existing foundry suppliers or new suppliers, capital expenditures, the level of our product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to us.

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

      Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue recognition from contracts, which may span several quarters;

•	competitive market conditions;

•	the announcement or introduction of new or enhanced products by us, or competitors, or both;

•	any delay in the introduction of new or enhanced products by us;

•	market acceptance of our new products and continuing demand for our existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	fluctuations in end user demand for wireless products manufactured by our customers which incorporate our technology;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols; and

•	availability and performance of advanced silicon process technologies from foundry sources.

      We believe that period-to-period comparisons of our operating results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in one or more future periods fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock may fluctuate, possibly by a significant amount.

The markets in which we operate are intensely competitive, and many competitors are larger and more established. If we do not compete successfully, our business could be harmed.

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

      The computer networking equipment and wireless markets have undergone a period of rapid growth and consolidation in recent years. We expect our dependence on sales to digital cordless phone and network equipment manufacturers to continue. Our business and results of operations would be harmed in the event of a significant slowdown in the digital cordless phone or computer networking equipment market. In addition, as a result of competitive pricing pressures, we have experienced lower margins on some of our products. Such pricing pressures will continue to have an adverse effect on our results of operations, and our business could suffer unless they can be offset by higher margins on other products or lower operating expenses.

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

      In addition, our products are generally sole-sourced to our customers. If our customers were to develop other sources for our products, our operating results would be harmed.

The market for wireless applications is characterized by rapid technological change. Our future success depends on our ability to respond to these changes.

      Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the market’s future growth rate, size or technological direction. In view of the evolving nature of this market, suppliers of wireless products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results would be harmed.

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

      We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results would suffer.

      To successfully develop and market certain of our planned products, we may need to enter into technology development or licensing agreements with third parties. If we cannot enter into such agreements on acceptable terms, our ability to develop and market new products could suffer, and our business and operating results would be adversely affected.

      Customers typically take a long time to evaluate our new products. It takes three to six months or more for customers to test new products, and at least an additional three to 12 months until customers begin significant production of products incorporating our products. We may therefore experience a lengthy delay between product development and the generation of revenues from new products. Delays inherent in such a long sales cycle raise additional risks that customers may decide to cancel or change their product plans. Such changes could result in the loss of anticipated sales. Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

                  We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

      We have incurred quarterly net losses from June 2000 through December 2003, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $20,255,000 as of December 31, 2003.

      Successful engineering development and market penetration in the product areas we have chosen to compete in require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next twelve months. We anticipate that our existing cash will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for at least the next 12 months. We expect to incur losses in the future and may not achieve our goals of positive net income and cash flow.

                  To the extent that our existing resources and cash generated from operations are insufficient to fund our future activities, we may need to raise additional capital. If funds are not available on acceptable terms, we may not be able to hire or retain employees, fund our operations or compete effectively.

      We believe that our existing capital resources and cash generated from operations will enable us to maintain our operations for at least the next 12 months. However, if our capital requirements or results of operations vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to our common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If adequate funds are not available to us on acceptable terms, our ability to hire, train or retain employees, to fund our operations and sales and marketing efforts, take advantage of unanticipated opportunities, develop or enhance services or products, or respond to competitive pressures would be significantly limited, which could harm our business, financial condition and operating results.

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

      During 2001 and 2002 and 2003, new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenues.

      Relatively short product life cycles characterize the computer network equipment and digital cordless telephone markets. If one or more of our significant customers were to select circuits manufactured by a competitor for future products, our business would suffer. The loss of one or more of our current customers, failure to attract new customers, or disruption of our sales and distribution channels could harm our business and operating results.

                  Our customer base is concentrated. The loss of one or more key customers or distributors would harm our business.

      A significant majority of our revenue comes from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2003, 2002, and 2001 accounted for approximately 77%, 79%, and 75% of net revenue, respectively. Sales to domestic distributors in 2003, 2002, and 2001 accounted for approximately 5%, 7%, and 13% of net revenue. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

      Generally, customers may cancel or reschedule orders to purchase standard products without significant penalty until 30 days prior to requested shipment. Customers frequently revise delivery schedules, and the quantities of products to be delivered, to reflect changes in their needs. Since backlog can be canceled or rescheduled, our backlog at any time is not necessarily indicative of future revenue.

We depend on international sales and are subject to the risks associated with international operations, which may negatively affect our business.

      Sales to customers outside of the United States in 2003, 2002, and 2001 represented 91%, 89%, and 81% of net revenue, respectively. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in regulations and laws of foreign governments and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability; and

•	the effects of the terrorist attacks on the United States, the war in Iraq, the United States’ war on international terrorism and any related conflicts or similar events worldwide.

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

      Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other international assets and liabilities may contribute to fluctuations in operating results. In addition, international customers typically take longer to pay for purchases than customers in the United States. If foreign markets do not continue to develop, or foreign sales cycles prove unpredictable, our revenue and business would be adversely affected.

Selling prices for wireless products typically decrease, which could lead to lower operating results.

      Average selling prices for products in the wireless markets have rapidly declined due to many factors, including:

•	rapidly changing technologies;

•	price-performance enhancements;

•	product introductions by competitors;

•	price pressure from significant customers; and

•	product maturity and obsolescence.

      The decline in the average selling prices of our products may cause substantial fluctuations in our operating results. We continue to develop and market new products that incorporate valued new features and sell at higher prices. Failure to deliver new products offering increased value would result in a decline in both revenue and margins, harming our business, financial condition, and results of operations.

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

      The semiconductor industry experiences significant downturns and wide fluctuations in supply and demand. The industry also experiences significant fluctuations in anticipation of changes in general economic conditions. This causes significant variances in product demand and production capacity, and aggravates both our manufacturing costs and product selling prices. These cyclical patterns, which we expect to continue, may substantially harm our business, financial condition, and results of operations.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

      We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, our business and operating results would suffer.

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

      Dependence on foundries located outside of the United States subjects us to numerous risks, including exchange rate fluctuations, export and import restrictions, trade sanctions, political instability and tariff increases. One of our main foundries is located in Singapore, which presents specific risks due to political instability in that region.

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

      We rely on four outside test service subcontractors to test our products. The same risks described in the paragraphs above, concerning guaranteed capacity, dependence upon a limited number of test service subcontractors, and disruptions in service, also apply to our test and assembly subcontractors.

      Rapid technological change and frequent new product introductions characterize the markets for our products. To remain competitive, we must develop or obtain access to new semiconductor process technologies in order to reduce die size, increase die performance and functional complexity, and improve manufacturing yields. If we are unable to obtain access to advanced wafer processing technologies, limiting our ability to introduce competitive products on a timely basis, our future operating results would be harmed.

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

      The manufacturing processes utilized by our foundries are continuously being improved in order to increase yield and product performance. Process changes can, however, result in interruptions in production or significantly reduced yields. New process technologies and new products are especially susceptible to wide variations in manufacturing yields and efficiency. Irregularities, adverse yield fluctuations or other manufacturing problems at our foundries could result in production interruption or delivery delays, which would harm our business and results of operations.

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

      Our future success will depend to a significant extent on our ability to attract, retain and motivate qualified personnel, especially those with engineering design experience and expertise. We may not be successful in attracting and retaining such qualified personnel.

      Competitors may attempt to recruit our employees. While employees are required to sign standard agreements concerning confidentiality and ownership of inventions, we do not have employment contracts or non-competition agreements with most of our personnel. The loss of the services of key employees, the inability to attract or retain qualified personnel, or delays in hiring personnel, particularly engineers and other technical personnel could negatively affect our business and prevent us from achieving our business goals.

Our success depends on our ability to protect our intellectual property and proprietary rights.

      We own twelve U.S. patents, and have five U.S. patent applications and ten foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to forty-five U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

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

      We believe that the future success of our business will depend on our ability to translate technological expertise and innovation into new and enhanced products. We enter into confidentiality or license agreements with our employees, consultants, vendors and customers, and limit access to and distribution of our proprietary information. Nevertheless, we may not be able to prevent the misappropriation of our technology.

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

Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. On June 2, 2003, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. Pioneer’s only right of appeal was to the Supreme Court through a Writ of Certiorari. Pioneer did not exercise their right of appeal within the statutory time limit and therefore, this case has now been concluded in our favor.

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

      Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2003 and December 31, 2003, our stock price has closed as high as $6.70 on December 2, 2003, and as low as $2.47 on June 9, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

      Many of these factors are beyond our control. In addition, the stock markets in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were the objects of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Recently enacted regulatory changes may cause us to incur increased costs.

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      As of December 31, 2003, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months (see Note 1 of Notes to the Consolidated Financial Statements). Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003 and December 31, 2002, the fair market value of these investments would decline by an immaterial amount. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

Foreign Currency Exchange Risk

      Our international sales are significant in relation to our total sales and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. To date, our exposure related to exchange rate volatility has not been significant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

      To the Board of Directors and Stockholders of Micro Linear Corporation:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 23, 2004

MICRO LINEAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,703	$10,801
Short-term investments	8,966	14,704
Accounts receivable, net of allowance for doubtful accounts of $30 and $58 at December 31, 2003 and 2002, respectively	937	1,015
Inventories	2,383	2,212
Other current assets	563	2,171

Total current assets	21,552	30,903
Property, plant and equipment, net	5,860	8,092
Other assets	26	27

Total assets	$27,438	$39,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,683	$2,076
Accrued compensation and benefits	737	834
Deferred revenue	681	2,045
Other accrued liabilities	1,185	1,454
Current portion of long-term debt	2,040	239

Total current liabilities	7,326	6,648
Long-term debt	—	2,064

Total liabilities	7,326	8,712

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; Authorized shares 5,000,000; None issued	—	—
Common stock, $.001 par value; Authorized shares 30,000,000; Issued shares 14,972,378 and 14,892,198 at December 31, 2003 and 2002 respectively; Outstanding shares 12,275,478 and 12,195,298 at December 31, 2003 and 2002 respectively	15	15
Additional paid-in capital	60,583	60,352
Accumulated deficit	(20,255)	(9,848)
Accumulated other comprehensive income	2	24
Treasury stock, at cost, 2,696,900 shares at December 31, 2003 and 2002	(20,233)	(20,233)

Total stockholders’ equity	20,112	30,310

Total liabilities and stockholders’ equity	$27,438	$39,022

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Net revenues	$20,696	$28,700	$22,085
Cost of revenues	11,256	12,306	10,260

Gross margin	9,440	16,394	11,825

Operating expenses:
Research and development	9,966	16,116	15,971
Selling, general and administrative	7,362	8,661	9,637
Asset impairment and restructuring charges	2,522	—	—

Total operating expenses	19,850	24,777	25,608

Loss from operations	(10,410)	(8,383)	(13,783)
Interest and other income	297	683	2,221
Interest and other expense	(216)	(256)	(1,359)

Loss before provision for taxes	(10,329)	(7,956)	(12,921)
Provision (benefit) for taxes	78	(5,108)	3,238

Net loss	$(10,407)	$(2,848)	$(16,159)

Net loss per share:
Basic and diluted:
Net loss per share	$(0.85)	$(0.24)	$(1.35)

Weighted average number of shares used in per share computation	12,231	12,088	11,935

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes	Accumulated
	Common Stock		Additional	Receivable	Other			Total
			Paid-in	from	Comprehensive	Accumulated	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shareholders	Loss	Deficit	Stock	Equity	Loss

	(In thousands, except share amounts)
Balance at December 31, 2000	11,894,010	$15	$59,125	$(63)	$5	$9,159	$(20,233)	$48,008	$(11,732)
Stock options exercised under employee stock option plans	148,845	—	307	—	—	—	—	307	—
Repayment of note receivable		—	(6)	63	—	—	—	57	—
Shares purchased under employee stock purchase plan	20,512	—	43	—	—	—	—	43	—
Amortization of deferred compensation	—	—	470	—	—	—	—	470	—
Net loss	—	—	—	—	—	(16,159)	—	(16,159)	(16,159)
Unrealized gain on short-term investments	—	—	—	—	80	—	—	80	80

Balance at December 31, 2001	12,063,367	15	59,939	—	85	(7,000)	(20,233)	32,806	(16,079)
Stock options exercised under employee stock option plans	109,908	—	238	—	—	—	—	238	—
Shares purchased under employee stock purchase plan	22,023	—	54	—	—	—	—	54	—
Amortization of deferred compensation	—	—	121	—	—	—	—	121	—
Net loss	—	—	—	—	—	(2,848)	—	(2,848)	(2,848)
Unrealized loss on short-term investments	—	—	—	—	(61)	—	—	(61)	(61)

Balance at December 31, 2002	12,195,298	15	60,352	0	24	(9,848)	(20,233)	30,310	(2,909)
Stock options exercised under employee stock option plans	68,058	—	165	—	—	—	—	165	—
Shares purchased under employee stock purchase plan	12,122	—	31	—	—	—	—	31	—
Compensation expense related to options issued to non- employees	—	—	33	—	—	—	—	33	—
Amortization of deferred compensation	—	—	2	—	—	—	—	2	—
Net loss	—	—	—	—	—	(10,407)	—	(10,407)	(10,407)
Unrealized loss on short-term investments	—	—	—	—	(22)	—	—	(22)	(22)

Balance at December 31, 2003	12,275,478	$15	$60,583	$0	$2	$(20,255)	$(20,233)	$20,112	$(10,429)

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(10,407)	$(2,848)	$(16,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,275	2,139	2,112
Loss on disposal of property and equipment	—	377	7
Asset impairment	1,500	—	—
Provision for excess inventory	75	649	473
Deferred income tax	—	—	3,530
Compensation expense related to options issued to non-employees	33	—	—
Amortization of deferred compensation	2	121	470
Changes in assets and liabilities:
Accounts receivable	78	286	(518)
Inventories	(246)	771	(2,699)
Other assets	1,609	(850)	5,894
Accounts payable	607	(285)	(660)
Accrued compensation, accrued commissions and other accrued liabilities	(366)	(1,623)	(1,444)
Deferred revenue	(1,364)	(843)	170

Net cash used in operating activities	(7,204)	(2,106)	(8,824)

Investing activities:
Purchases of property and equipment	(543)	(282)	(1,944)
Proceeds from sale of assets and equipment	—	—	6
Proceeds from note receivable	—	—	2,700
Purchases of short-term investments	(11,702)	(17,012)	(22,787)
Proceeds from sales and maturities of short-term investments	17,418	15,265	27,949

Net cash provided by (used in) investing activities	5,173	(2,029)	5,924

Financing activities:
Principal payments under capital lease obligations and debt	(263)	(244)	(226)
Proceeds from issuance of common stock	196	292	350

Net cash provided by (used in) financing activities	(67)	48	124

Net increase (decrease) in cash and cash equivalents	(2,098)	(4,087)	(2,776)
Cash and cash equivalents at beginning of year	10,801	14,888	17,664

Cash and cash equivalents at end of year	$8,703	$10,801	$14,888

Supplemental disclosure of cash paid during the year for interest	$166	$185	$186

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

     Organization

      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications. Our headquarters are in San Jose, California. We serve our customers through worldwide direct sales, manufacturers’ representatives and distributors.

     Fiscal Year

      We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2003, 2002, and 2001 ended on December 28, 2003, December 29, 2002, and December 30, 2001 respectively. Fiscal years 2003, 2002 and 2001 were comprised of fifty-two weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year.

     Principles of Consolidation

      The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

      The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For fiscal years 2003, 2002, and 2001 translation gains and losses were not significant.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the presentation for the year ended December 31, 2003.

     Revenue Recognition and Deferred Income

      We recognize revenue from product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed or determinable, title has transferred, and collection of the resulting receivable is reasonably assured. We defer recognition of revenue from sale of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is deferred to inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers.

     Research and Development

      We expense the cost of research and development as incurred. Research and development expenses principally consist of payroll and related costs and the cost of prototypes.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Concentration of Credit Risk and Foreign Sales

      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable.

      As of December 31, 2003, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We do not expect to recognize an adverse impact from interest rate changes on income or cash flows.

      Our sale and purchase transactions are denominated in U.S. dollars. We primarily sell our products to original equipment manufacturers and distributors. We believe that our evaluation process, relatively short collection terms and the high level of creditworthiness of our customers substantially mitigate the concentration of credit risk in our trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary, but generally require no collateral.

      In fiscal years 2003 and 2002, one customer, Uniden Corporation, accounted for more than 10% of net revenues, comprising 56% of our net revenues in both years. In fiscal year 2001 two customers, Uniden and Allied Telesyn International, accounted for more than 10% of our net revenues, comprising 46% and 11% of our net revenues, respectively, for fiscal 2001. Sales to foreign customers represented approximately 91%, 89%, and 81% of net revenues for fiscal years 2003, 2002 and 2001, respectively. These sales were principally to customers in Asia and Europe. We maintain reserves for potential credit losses, and historically such losses have been within management’s expectations.

      At December 31, 2003, receivables from three customers accounted for 21%, 14% and 11% of total receivables, respectively. At December 31, 2002 receivables from two customers accounted for 13% and 11% of total receivables, respectively.

     Cash and Cash Equivalents

      We consider all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

     Short-Term Investments

      We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      We have classified investments in debt and equity securities as available-for-sale. All available-for-sale securities mature in one year or less. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as other comprehensive income (loss). Unrealized gains (losses) for the years ended December 31, 2003, 2002, and 2001 amounted to ($22,000), ($61,000), and $80,000 respectively. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

     Fair Value of Financial Instruments

      We record financial assets and liabilities in accordance with generally accepted accounting principles. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, notes

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable, accounts payable, accrued liabilities and certain other long-term assets approximate their fair values due to the short maturity of these instruments. The carrying value of our debt at December 31, 2003 and 2002 approximates fair value based upon the current rate offered to us for obligations of the same remaining maturities.

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

     Long-lived Assets

      We evaluate the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”). SFAS 144 retained the fundamental provisions of SFAS 121, which required that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In fiscal year 2002, we wrote down $0.4 of impaired capitalized software primarily due to the discontinuation of the 802.11a broadband wireless program.

     Net Income (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share exclude potential common stock if the effect is anti-dilutive. Diluted net earnings (loss) per share include the effect of all potentially dilutive common stock outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock method for stock options outstanding.

     Stock-Based Compensation

      We account for our employee stock option plans in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

      We account for stock issued to non-employees in accordance with the provisions of SFAS 123. Stock option awards issued to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. The fair value of each non-employee stock award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

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

	Employee Stock
	Purchase Plan			Stock Option Plans

	2003	2002	2001	2003	2002	2001

Expected life (in years)	0.5	0.5	0.5	2.6	2.3	2.7
Risk-free interest rate	1.09%	1.45%	4.13%	2.60%	1.55%	4.74%
Volatility	0.63	0.80	1.03	0.63	0.85	1.12
Dividend yield	—	—	—	—	—	—

      The Black-Scholes option valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2003, 2002 and 2001 were $0.99, $1.09 and $1.27 respectively. The weighted average fair values of options granted under the employee and directors’ stock option plans during fiscal years 2003, 2002 and 2001 were $1.26, $1.29 and $1.99 respectively.

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

	Years Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Net loss, as reported	$(10,407)	$(2,848)	$(16,159)
Add: Stock-based employee compensation expense included in reported net loss	2	121	470
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(973)	(2,063)	(2,998)

Pro forma net loss	$(11,378)	$(4,790)	$(18,687)

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Pro forma net loss per share:
Basic	$(0.93)	$(0.40)	$(1.57)
Diluted	$(0.93)	$(0.40)	$(1.57)
Reported net loss per share:
Basic	$(0.85)	$(0.24)	$(1.35)
Diluted	$(0.85)	$(0.24)	$(1.35)

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, including transactions resulting from investments by owners and distributions to owners, and is to include unrealized gains and losses that historically have been excluded from net income (loss) and reflected instead in equity. For all periods presented, the primary differences between our net loss and comprehensive loss arise from unrealized gains and losses on our short-term investments.

Recent Accounting Pronouncements

      In November 2002 the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF Issue No. 00-21”). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of EITF Issue No. 00-21 to date did not have a material impact on our financial position and results of operations.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the twelve months ended December 31, 2003.

      In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 to date did not have a material impact on our financial position and results of operations.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material impact on our financial position and results of operations.

2.	Composition of Certain Financial Statement Captions

      Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Work-in-process	$1,024	$755
Finished goods	739	933
Inventory held by distributors	620	524

Total inventories	$2,383	$2,212

      Other current assets consist of the following (in thousands):

	December 31,

	2003	2002

Other receivables	$50	$41
Income tax receivable	—	1,355
Prepaid expenses	463	612
Interest receivable	50	163

Total other current assets	$563	$2,171

      Property, plant and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Land	$2,250	$2,850
Buildings and improvements	7,990	8,890
Machinery and equipment	11,703	11,814

	21,943	23,554
Accumulated depreciation and amortization	(16,083)	(15,462)

Net property, plant and equipment	$5,860	$8,092

      Depreciation and amortization expense was $1.3 million, $2.1 million and $2.1 million in fiscal years 2003, 2002, and 2001 respectively.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued compensation and benefits consist of the following (in thousands):

	December 31,

	2003	2002

Salaries payable	$269	$323
Accrued paid time off	432	421
Accrued benefits	36	90

Total accrued benefits	$737	$834

      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Other non-trade payables	$212	$635
Legal and associated	270	295
Accrued commissions	127	163
Other accrued liabilities	576	361

Total other accrued liabilities	$1,185	$1,454

3.	Fixed Asset Impairment and Restructuring Charges

      During the third quarter of 2003, we reviewed our real estate assets due to the continuing deterioration in the commercial real estate market and determined that our carrying value exceeded the current estimated fair market value. Accordingly, we recorded an impairment charge of $1.5 million during the third quarter of 2003.

      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The restructuring charge in the second quarter of 2003 was approximately $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. Additional charges in the third quarter of 2003 were approximately $0.1 million, consisting primarily of employee termination and relocation expenses.

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Amount paid during 2003	$663	$—		$663
Non-cash charges	—	373		373
Amounts payable as of December 31, 2003	26	—		26

Total charges	$689	$373	$	l,062

4.	Long-term Debt

      We refinanced the note on our San Jose buildings in September 1999 and issued a note secured by the property, with a principal balance of $3.0 million payable over five years with principal amortized on a ten-year basis. The note bears interest at 7.59% per annum and requires monthly principal and interest payments of approximately $36,000 through October 2004, with a balloon payment of approximately $1,780,000 due November 1, 2004. As of December 31, 2003 and 2002, $2,040,000 and $2,303,000 were outstanding under

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the loans. The unpaid principal is due within the next twelve months and accordingly has been classified in the current portion of long-term debt.

5.	Net Income (Loss) Per Share

      Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Basic:
Net loss	$(10,407)	$(2,848)	$(16,159)
Weighted average common shares outstanding	12,231	12,088	11,935

Basic loss per share	$(0.85)	$(0.24)	$(1.35)

Diluted:
Net loss	$(10,407)	$(2,848)	$(16,159)

Weighted average common shares outstanding	12,231	12,088	11,935
Dilutive stock options	—	—	—

Weighted average common shares outstanding	12,231	12,088	11,935

Diluted loss per share	$(0.85)	$(0.24)	$(1.35)

      Options to purchase 3,956,332, 3,849,540, and 3,734,552 shares of common stock at weighted average exercise prices of $3.79, $4.08, and $4.47 per share were outstanding during 2003, 2002, and 2001 respectively, but were not included in the respective computation of diluted loss per share because such options were anti-dilutive. These options expire periodically from 2004 through 2013.

6.	Stockholders’ Equity

Preferred Stock

      The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received for the stock, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Board of Directors designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Micro Linear. No such preferred stock was issued or outstanding anytime during fiscal years 2003, 2002 and 2001.

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

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holder of 15% or more of the common stock (or an affiliate of such holder) will entitle the holder to purchase shares of Micro Linear common stock having a market value of $60.00. The Rights expire in August 2008.

Common Stock

      Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid during fiscal years 2003, 2002 and 2001.

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

      In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at December 31, 2003. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011.

      In March 1998, we adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), under which employees, directors and consultants may be granted nonstatutory stock options to purchase shares of Micro Linear common stock. Executive officers may only receive options under the 1998 Plan as an inducement essential to their initial employment. We initially reserved 600,000 shares for issuance under the terms of the 1998 Plan.

      In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares. Between May and July of 2002, the Board of Directors amended the 1998 Plan and approved increases in the shares reserved for option grants under the 1998 Plan totaling 565,794 shares. We have reserved 2,065,794 shares for issuance under the terms of the 1998 Plan at December 31, 2003.

      Through fiscal year 2002, our standard stock option agreements under the 1991 and 1998 Plans provided that 25% of the stock subject to the option will vest upon each of the first and second anniversaries from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next two years. Beginning with our 2003 fiscal year, our standard stock option agreements under the 1991 and 1998 Plans provide that 25% of the stock subject to the option will vest upon the first anniversary from the vesting commencement date, and the remainder of the shares subject to the option will vest monthly over the next three years. Generally, the terms of these plans provide that options expire ten years from the date of grant.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity and price information regarding the 1991 and 1998 plans are as follows:

		Outstanding Options

	Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price

Balance at December 31, 2000	2,241,564	2,792,675	4.97
Options granted	(1,569,475)	1,569,475	3.21
Options exercised	—	(148,845)	2.06
Options canceled	680,753	(680,753)	4.65

Balance at December 31, 2001	1,352,842	3,532,552	4.38
Options authorized	565,794	—	—
Options granted	(1,579,000)	1,579,000	3.36
Options exercised	—	(111,203)	2.14
Options canceled	1,423,761	(1,423,809)	4.51

Balance at December 31, 2002	1,763,397	3,576,540	3.99
Options granted	(1,024,000)	1,024,000	3.17
Options exercised	—	(58,058)	2.35
Options canceled	848,150	(848,150)	4.23

Balance at December 31, 2003	1,587,547	3,694,332	3.74

      In June 2000, we granted stock options to three employees with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. We recorded deferred compensation of approximately $1.5 million in accordance with APB No. 25, to be amortized over the related 24-month vesting period. We adjusted the deferred compensation balance downward by $450,000 when one of the three employees left Micro Linear during 2001. Compensation expense amounted to $100,000 and $450,000 in fiscal years 2002 and 2001 respectively.

      In January 2002, the Board of Directors granted Timothy Richardson an option to purchase 10,000 shares of Common Stock, in recognition of his efforts to hire Brent Dix as Vice President of our Salt Lake City Design Center. The shares subject to this option have an exercise price equal to the fair market value of our Common Stock on the date of grant, and vest over a three-year period. During 2002 we recognized $9,000 of compensation expense in accordance with SFAS 123 pertaining to this award.

      In October 2003, we granted stock options to four non-employee members of our Technical Advisory Board and recognized $19,000 of stock compensation expense. In addition, we recognized $14,000 of stock compensation expense during fiscal 2003 related to stock options held by a former employee who is now serving on our Technical Advisory Board.

Director Stock Option Plan

      The Director Stock Option Plan (“the Director Plan”) was adopted in October 1994. Under the Director Plan, we initially reserved 80,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors, shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders or appointment by the Board of Directors to fill a vacancy. In addition, each outside director was to automatically receive a nonstatutory option to purchase 7,000 shares of common stock upon such director’s annual re-election to the

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board, provided the director had been a member of the Board of Directors for at least six months upon the date of re-election.

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

      Option activity under the Directors’ Plan is as follows:

		Options Outstanding

	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance at December 31, 2000	486,083	162,000	6.53
Granted	(40,000)	40,000	4.26

Balance at December 31, 2001	446,083	202,000	6.08
Granted	(90,000)	90,000	2.96

Balance at December 31, 2002	356,083	292,000	5.12
Granted	(40,000)	40,000	3.05
Exercised	—	(10,000)	2.85
Cancelled	60,000	(60,000)	6.38

Balance at December 31, 2003	376,083	262,000	4.60

      The following table summarizes information about all stock options at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	(Years)	Price	2003	Price

$1.37 - $3.00	681,812	8.14	$2.69	367,562	$2.67
$3.05 - $3.05	670,000	9.35	$3.05	44,582	$3.05
$3.12 - $3.53	926,700	8.42	$3.37	327,115	$3.39
$3.55 - $3.60	724,000	6.01	$3.56	632,708	$3.55
$3.62 - $6.50	731,320	6.48	$5.16	620,257	$5.25
$6.94 - $8.62	222,500	5.32	$5.32	208,958	$7.44

	3,956,332	7.56	$3.79	2,201,182	$4.22

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or the Exercise Date, whichever is lower. Sales under the 1998 Purchase Plan in fiscal years 2003, 2002 and 2001 were 12,122, 22,023 and 20,512 shares of common stock, with a total purchase price of approximately $30,456, $54,150 and $42,813, respectively. The Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. As of December 31, 2003, there were 125,802 shares available for purchase under the 1998 Purchase Plan.

7.     401(k) Tax Deferred Savings Plan

      We have a 401(k) Tax Deferred Savings Plan (the Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $12,000 for employees age 49 and under and $14,000 for employees over age 50 during 2003. Effective October 27, 1997, the Plan was amended to provide for a discretionary matching contribution up to $80 per pay period to all employees contributing to the Plan. Company contributions to the Plan were approximately $104,000, $156,000 and $174,000 in fiscal years 2003, 2002 and 2001, respectively.

8.	Income Taxes

      The components of the provisions (benefit) for income taxes are as follows (in thousands):

	December 31,

	2003	2002	2001

Current:
Federal	$—	$(5,285)	$(248)
State	18	20	(44)
Foreign	60	157	—

	78	(5,108)	(292)

Deferred:
Federal	—	—	3,089
State	—	—	441

	—	—	3,530

Provision (benefit) for taxes on income	$78	$(5,108)	$3,238

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the provision (benefit) for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision (benefit) for taxes is explained below (in thousands):

	December 31,

	2003	2002	2001

Tax at federal statutory rate	$(3,512)	$(2,705)	$(4,393)
State tax, net of federal benefit	72	(238)	(1,009)
Utilization of losses on carryback claim	—	(1,228)	—
Other	(880)	329	192
Increase (decrease) in valuation allowance	4,398	(1,266)	8,448

Provision (benefit) for taxes	$78	$(5,108)	$3,238

      Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002	2001

Deferred tax assets:
Depreciation and amortization	$5	$468	$511
Deferred revenue	272	940	1,150
Other accruals and reserves	2,405	2,103	1,353
Other deferred tax assets	408	91	—
NOL carryforwards	11,210	6,300	8,154

Total gross deferred tax assets	14,300	9,902	11,168
Less: valuation allowance	(14,300)	(9,902)	(11,168)

Net deferred tax assets	—	—	—
Deferred tax liabilities:
Other deferred tax liabilities	—	—	—

Total gross deferred tax liability	—	—	—

Net deferred tax assets	$—	$—	$—

      Based on the available objective evidence, management cannot conclude that it is more likely than not that the deferred tax assets, including the net operating losses, will be fully realizable. Accordingly, we have provided a full valuation allowance against our deferred tax assets at December 31, 2003.

      As of December 31, 2003, we have federal and state net operating loss carryforwards of approximately $31.6 million and $7.8 million, respectively, to offset future taxable income. In addition, we have federal and state credit carryforwards of approximately $950,000 and $1,010,000 available to offset future liabilities. Our net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2006 through 2023, if not utilized.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event of a change in ownership, utilization of the carryforwards could be restricted.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Operations by Geographic Regions

      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications. As of December 31, 2003, Micro Linear is organized as one business segment.

      The following is a summary of operations by geographical regions (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net revenues:
United States	$1,839	$3,294	$4,277
Hong Kong	2,140	—	—
Japan	11,922	16,064	10,484
Singapore	—	—	2,479
Asia	1,562	5,421	1,858
Europe	3,037	3,740	2,856
Other	196	181	131

Consolidated	$20,696	$28,700	$22,085

Loss from operations:
United States	$(561)	$(657)	$(2,221)
Hong Kong	(1,232)	—	—
Japan	(6,690)	(4,623)	(7,112)
Singapore	—	—	(1,703)
Asia	(880)	(1,541)	(1,202)
Europe	(994)	(1,153)	(1,477)
Other	(53)	(32)	(68)

Consolidated	$(10,410)	$(8,006)	$(13,783)

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2003	2002

Identifiable assets:
United States	$27,364	$38,865
Asia	35	41
Europe	39	116

Consolidated	$27,438	$39,022

Capital expenditures:
United States	$543	$22
Europe	—	260

Consolidated	$543	$282

Depreciation and amortization:
United States	$1,229	$1,992
Europe	46	147

Consolidated	$1,275	$2,139

10.	Related Party Transactions

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

      We paid GreatPlays LLC $71,000 for consulting services rendered during fiscal year 2002 and $160,000 in fiscal year 2001. GreatPlays LLC is a business owned and operated by Renee Gellatly, daughter of David L. Gellatly, who served as our Chairman, President and Chief Executive Officer until May 2002, and is currently a member of our Board of Directors.

11.	Commitments and Contingencies

Legal Proceedings

      In December 1995, Pioneer Magnetics, Inc. (“Pioneer”) filed a complaint in the Federal District Court for the Central District of California alleging that certain of our integrated circuits violate a Pioneer patent. Pioneer sought monetary damages and an injunction against the alleged patent violation. The District Court concluded that Micro Linear did not infringe on Pioneer’s patent. Pioneer then appealed the District Court’s decision to the Court of Appeals for the Federal Circuit, which affirmed the District Court judgment. In May 2001, Pioneer filed a petition for appeal with the Supreme Court. On June 3, 2002, the Supreme Court granted the petition, vacated the judgment, and remanded the case to the Court of Appeals for further consideration, in light of the recently decided case of Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki. On June 2, 2003, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment. Pioneer may petition the Supreme Court for a Writ of Certiorari to review the Federal Circuit’s judgment. Pioneer did not exercise their right of appeal within the statutory time limit and therefore this case has now been concluded in our favor.

MICRO LINEAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Commitments

      We have various software and equipment operating leases, and facility leases. Our facility rental expenses in the years ended December 31, 2003, 2002 and 2001 totaled approximately $245,000, $247,000 and $285,000, respectively. Future minimum lease payments for software and equipment operating leases and facility leases are as follows (in thousands):

Fiscal Year

2004	$1,348
2005	1,105
2006	549
Thereafter	—

Total minimum lease payments	$3,002

Purchase Commitments

      Our manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2003, foundries had incurred approximately $685,000 of manufacturing expenses on our outstanding purchase orders.

12.	Selected Quarterly Financial Data (unaudited)

	Quarters Ended in Fiscal Year 2002

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(Amounts in thousands, except earnings per share)
Net revenues	$5,591	$8,884	$9,286	$4,939
Gross margin	$3,120	$5,116	$5,256	$2,902
Net income (loss)	$(2,745)	$(1,150)	$3,395	$(2,348)
Basic earnings (loss) per share	$(0.23)	$(0.10)	$0.28	$(0.19)
Diluted earnings (loss) per share	$(0.23)	$(0.10)	$0.28	$(0.19)

	Quarters Ended in Fiscal Year 2003

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(Amounts in thousands, except earnings per share)
Net revenues	$4,692	$6,342	$5,818	$3,845
Gross margin	$2,488	$2,538	$2,408	$2,007
Net loss	$(2,647)	$(3,302)	$(2,484)	$(1,974)
Basic loss per share	$(0.22)	$(0.27)	$(0.20)	$(0.16)
Diluted loss per share	$(0.22)	$(0.27)	$(0.20)	$(0.16)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended
	December 31,

	2003	2002	2001

	(In thousands)
Allowance for doubtful accounts — accounts receivable:
Balance, beginning of period	$58	$125	$406
Additions to allowance	2	(17)	(226)
Deductions, net of recoveries	(30)	(50)	(55)

Balance, end of period	$30	$58	$125

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A.	Controls and Procedures

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

      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

      (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) The executive officers of the Company, and their ages as of December 31, 2003, are as follows:

			Principal Business Experience for
Name	Age	Position	the Past Five Years

Timothy A. Richardson	46	President and Chief Executive Officer	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002 and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.
Herbert Criscito	66	Vice President and General Manager, Networking Products	Mr. Criscito joined the Company in August 2002. From 1993 until August 2002, Mr. Criscito served as the President and Chief Executive Officer of Opticon, Inc., a developer, manufacturer and supplier of automated identification and data collection systems.
Brent Dix	41	Vice President, Engineering	Mr. Dix joined the Company in September 2001 as Vice President of the Salt Lake City Design Center. In July 2002, he was named Vice President of Engineering. From March 1996 until September 2001, Mr. Dix served as Senior Director of Engineering of Harmonic Inc., a provider of interactive video, voice and data services for the telecommunications industry.

			Principal Business Experience for
Name	Age	Position	the Past Five Years

Peter Manno	61	Vice President, Worldwide Sales	Mr. Manno joined the Company in June 2001 as Vice President of Marketing. In December 2002, he became Vice President of Worldwide Sales. From November 2000 to June 2001, Mr. Manno served as Vice President of Sales of Xemod, Inc., a provider of radio frequency amplifier modules for the wireless communication market. From July of 1999 until August of 2000, he served as President and Chief Executive Officer of American Microwave Technologies, Inc., a manufacturer of custom radio frequency and microwave power amplifiers for the scientific and medical industries. From July 1997 until July 1999, Mr. Manno was a consultant in the wireless communications industry.
David Neubauer	61	Vice President, Strategic Accounts	Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. In December 2002, he became Vice President of Strategic Accounts. From December 1998 until May 1999, Mr. Neubauer was an independent consultant. From January 1993 through December 1998, Mr. Neubauer served in several sales management positions at Sun Microsystems, Inc, including Director of Worldwide Sales Development for the MicroElectronics Division from 1996 to 1998.
Michael Schradle	58	Vice President, Finance and Operations and Chief Financial Officer	Mr. Schradle joined the Company in July 2000 as Vice President, Finance and Chief Financial Officer. In October 2002, he was also named Vice President, Operations. From January 2000 to July 2000, Mr. Schradle was a consultant for David Powell, Inc.’s Financial Services Division, which provides interim chief financial officer support to emerging companies. From January 1998 to January 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., a semiconductor company. From 1993 until January 1998, Mr. Schradle was a consultant with David Powell, Inc.

      (b) The Board of Directors of the Company, and their ages as of December 31, 2003, are as follows:

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

Timothy R. Richardson	2000	46	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002, and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer, which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.
David L. Gellatly	1997	60	Since December 2003, Mr. Gellatly has been serving as Acting President and CEO of Theta Microelectronics. He is also the owner Of Avidd Consulting. From January 1999 until May 2002, Mr. Gellatly served as the Company’s Chief Executive Officer, President and Chairman of the Board. From 1982 to January 1999, Mr. Gellatly was the principal of New Technology Marketing, a marketing consultancy firm.
Laura Perrone(1)	2004	46	Since September 2003, Ms. Perrone has been Vice President and Chief Financial Officer of Omneon Video Networks, a provider of content storage technologies for the production and broadcast distribution of digital media. From January until March of 2002, Ms. Perrone was Consultant to the Chief Executive Officer of Icarian Inc., a workforce management software and service provider. Icarian was acquired by Workstream Inc. in July 2002. From April 1999 through December 2001, Ms. Perrone was Vice President and Chief Financial Officer of Icarian Inc. From 1995 until April 1999, Ms. Perrone was Vice President of Finance and Chief Financial Officer of Rendition, Inc., which was acquired by Micron Technologies in 1998.
William B. Pohlman(1)(2)	1999	61	Since January 2003, Mr. Pohlman has been Chairman of the Board of Primarion, Inc., a semiconductor company. From December 1999 to January 2003, he served as Chief Technology Officer and Chairman of the Board of Primarion. From August 1985 to May 1999, he held various management positions with Intel Corporation, including Vice President, Microprocessor Group and Director of Development Efficiency Programs.

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

Joseph D. Rizzi(1)(2)	1997	61	Since 1998, Mr. Rizzi has been a private investor. From 1986 through 1998, he served as a General Partner of Matrix Partners, a venture capital firm. Mr. Rizzi also serves as a member of the board of directors of Veritas Software Corporation, a developer of storage management software.
A. Thampy Thomas(1)(2)	2002	57	Since June 2002, Dr. Thomas has served as the Chairman and Chief Executive Officer of PostX Corporation, a provider of enterprise software for secure electronic delivery of business information. From 1998 until June 2002, Dr. Thomas was a private investor.

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

      There are no family relationships between any directors or executive officers of the Company.

      (c) Section 16(a) Beneficial Ownership Reporting Compliance — Under the securities laws of the United States, our directors, executive officers and beneficial owners of more than 10% of our Common Stock are required to report their initial ownership of our Common Stock or other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. To the company’s knowledge, based solely on its review of the copies of such reports received by it, or written representations from reporting persons, we believe that during the fiscal year ended December 28, 2003, our officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements applicable to them during fiscal year 2003, except for the following: 1) two Forms 4 reporting three option grants for each of the following people were not timely filed: Joseph Rizzi and William Pohlman; 2) two Forms 4 reporting two option grants for the following person were not timely filed: A. Thampy Thomas; 3) Forms 4 reporting one option grant for the following people were not timely filed: Brent Dix, David Gellatly, Howard Gopen and Michael Schradle.

      (d) Code of Ethics — The Company has adopted a code of ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, principal financial officer, controller and persons performing similar functions. This code of ethics, called a Code of Conduct, is available, free of charge on the Company’s Web site (www.microlinear.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Conduct will be disclosed on such webpage within five (5) business days following the date of such amendment or waiver.

      (e) Audit Committee Financial Expert — Laura Perrone was elected to Micro Linear’s Board of Directors on March 18, 2004 and was also appointed to serve as a member of the Audit Committee. The Board of Directors of Micro Linear Corporation has determined that Laura Perrone is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

      (f) The Company’s Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58) of the Exchange Act. Mr. Joseph Rizzi, Mr. William Pohlman, Mr. A. Thampy Thomas and Ms. Laura Perrone are currently the members of the Audit Committee.

Item 11.	Executive Compensation

      The following table summarizes all compensation paid during 2003, 2002 and 2001 to our Chief Executive Officer and each of our other four most highly compensated executive officers as of the end of fiscal 2003 whose salary and bonus for services rendered in fiscal 2003 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)	Compensation(3)

Timothy A. Richardson(4)	2003	$300,000	$118,281	$512	—	$6,183
President and	2002	167,308	42,788	—	510,000	139,142
Chief Executive Officer
Brent D. Dix(5)	2003	200,000	—	461	70,000	4,221
Vice President,	2002	200,000	50,667	34,399	—	16,009
Engineering	2001	56,154	25,333	—	150,000	30,090
Peter L. Manno(6)	2003	215,000	—	3,340	45,000	9,612
Vice President,	2002	215,000	26,000	1,290	—	9,612
Worldwide Sales	2001	101,712	—	—	100,000	5,902
David C. Neubauer(7)	2003	200,004	—	3,340	45,000	9,974
Vice President,	2002	200,003	23,333	1,505	—	10,645
Strategic Accounts	2001	200,003	46,667	—	50,000	7,892
Michael W. Schradle(8)	2003	200,004	—	2,176	70,000	10,327
Chief Financial Officer,	2002	199,744	16,667	2,580	—	10,327
Vice President, Finance &	2001	200,004	33,333	430	50,000	10,327
Operations

(1)	Amounts paid as bonuses for services rendered are reported for the year in which they were earned, even if they were paid in the following fiscal year.

(2)	Amounts in this column represent reimbursement during the fiscal year for the payment of taxes.

(3)	The amounts in this column are described below:

		Exec Life	Long-Term	Company	Living	Total,
		Insurance	Disability	401(k)	Expenses,	All Other
Name	Year	Premiums	Premiums	Contributions	Relocation	Compensation

Timothy A. Richardson	2003	$1,800	$2,383	$—	$(2,000)	$6,183
	2002	525	—	—	138,617	139,142
Brent D. Dix	2003	600	1,541	2,080	—	4,221
	2002	600	1,541	1,920	11,948	16,009
	2001	90	—	—	30,000	30,090
Peter L. Manno	2003	3,960	3,572	2,080	—	9,612
	2002	3,960	3,572	2,080	—	9,612
	2001	1,290	3,572	1,040	—	5,902
David C. Neubauer	2003	3,960	3,934	2,080	—	9,974
	2002	3,960	4,605	2,080	—	10,645
	2001	1,505	4,307	2,080	—	7,892
Michael W. Schradle	2003	2,580	5,667	2,080	—	10,327
	2002	2,580	5,667	2,080	—	10,327
	2001	2,580	5,667	2,080	—	10,327

(4)	Mr. Richardson became President and Chief Executive Officer in May 2002.

(5)	Mr. Dix became Vice President, Engineering in July 2002, after joining us as Vice President of the Salt Lake City Design Center in September 2001.

(6)	Mr. Manno became Vice President of Marketing in June 2001. In December 2002, he became Vice President of Worldwide Sales.

(7)	Mr. Neubauer became Vice President of Sales in May 1999, and Vice President, Strategic Accounts in December 2002.

(8)	Mr. Schradle became Chief Financial Officer and Vice President of Finance in July 2000. In October 2002, he assumed the additional role of Vice President of Operations.

Option Information

      The following tables set forth information regarding stock options granted to the Named Executive Officers during 2003, as well as options held by such officers as of December 31, 2003.

      In addition, in accordance with the Securities and Exchange Commission rules, the table shows the hypothetical gains that would exist for these options. Gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted, and do not represent our estimates or projections of future stock prices. There can be no assurance that any of the values reflected in the table will be achieved. The actual value that an executive may realize, if any, will depend upon the difference between the market price of our Common Stock and the exercise price of the option on the date the option is exercised.

Option Grants in Last Fiscal Year

	Individual Grants(1)
					Potential Realizable Values
	Number of				at Assumed-Annual-Rates
	Securities				of Stock-Price-Appreciation
	Underlying	% of Total	Exercise		(Through Expiration Date)
	Options	Options	Price	Expiration
Name	Granted(#)	Granted(2)	($ per share)	Date	5%($)	10%($)

Timothy A Richardson	—	—	—	—	—	—
Brent D. Dix	70,000	7.32	$3.05	7/21/2013	$134,269	$340,164
Peter L. Manno	45,000	4.71	3.18	10/21/2013	89,995	228,065
David C. Neubauer	45,000	4.71	3.18	10/21/2013	89,995	228,065
Michael W. Schradle	70,000	7.32	3.05	7/21/2013	134,269	340,264

(2)	All options were granted under the 1991 Stock Option Plan or the 1998 Nonstatutory Stock Option Plan, and are subject to the terms of such plan. Unless otherwise noted, options vest cumulatively to the extent of 25% of the shares subject to the option on the first anniversary of the date of grant and an additional 1/48 of the shares subject to the option at the end of each one-month period thereafter. The exercise price is 100% of the fair market value of our Common Stock on the date of grant. The options have a term of 10 years, but may terminate earlier in connection with certain events related to termination of employment.

(3)	Based on a total of 956,000 options granted to employees in 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table shows information about option exercises during 2003 and the value of unexercised options at the end of 2003 for each of the Named Executive Officers. Value at fiscal year end is measured as the difference between the exercise price and the fair market value on December 31, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		Fiscal Year End(#)		Fiscal Year End($)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy A. Richardson	—	$—	259,582	310,418	$433,435	$620,165
Brent D. Dix	—	—	84,375	135,625	249,749	369,951
Peter L. Manno	—	—	62,500	82,500	203,750	229,350
David C. Neubauer	—	—	182,291	62,709	314,046	133,304
Michael W. Schradle	—	—	121,874	98,126	70,544	201,906

Compensation of Directors

      Directors do not receive cash compensation for serving on the Board of Directors. Non-employee directors participate in our 1994 Director Option Plan (the “Director Plan”). Under an amendment to the Director Plan approved by our stockholders in June 2000, each non-employee director automatically receives a nonstatutory option to purchase 50,000 shares of Common Stock on the date upon which he or she becomes a director (the “Initial Grant”). The initial grant vests at the rate of twenty-five percent (25%) of the shares subject to the option on each of the first and second anniversaries of the date of grant and 1/48 of the shares subject to the option each month thereafter. In addition, each non-employee director automatically receives a nonstatutory option to purchase 10,000 shares of Common Stock upon re-election to the Board of Directors at each annual meeting of stockholders, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election. The annual re-election grants vest ratably over a twelve-month period from the date of grant. The exercise price of each option granted under the Director Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the Director Plan have a term of ten years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.

      On July 3, 2003, the Board of Directors granted options to purchase 10,000 shares to each member of the Board’s Audit Committee and Compensation Committee in consideration for each committee member’s services to the Board. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest over a twelve-month period, with vesting commencing on August 6, 2003, the date of our 2003 Annual Meeting of Stockholders. Shares vest and become exercisable only if the optionee is, as of the vesting date, still a member of the committee for which services such shares are granted. All of these grants were made under our 1998 Nonstatutory Stock Option Plan.

Employment Contracts and Termination of Employment and Change of Control Arrangements

      In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. Pursuant to the terms of his employment agreement, Mr. Richardson’s base salary is $300,000 per year. He will have the opportunity to earn a bonus of up to $100,000, payment of which will be determined by the Compensation Committee of the Board of Directors, based upon successful completion of certain performance objectives. In addition, Mr. Richardson received an option to purchase 500,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the grant date. The option has a one-year cliff after which 25% of the shares subject to the option become exercisable, and thereafter the remaining shares become exercisable in equal monthly installments over the next three years. In the event of a change of control of the Company, 100% of the shares subject to the option shall become immediately exercisable. In addition, Mr. Richardson’s employment agreement provides that we will maintain a life insurance policy and long-term disability policy during his tenure as Chief Executive Officer. Mr. Richardson’s employment agreement also provides that we would cover Mr. Richardson’s relocation costs and provide him with a short-term bridge loan pending the sale of his home in Georgia. Under the terms of his agreement, if Mr. Richardson is terminated by the Company “without cause” or resigns for “good reason” (as those terms are defined in the agreement), we will continue his base salary and group health and life insurance benefits for 12 months.

      In the event of a “change of control,” 50% of the unvested shares subject to options held by each Named Executive Officer other than the Chief Executive Officer immediately vest and become exercisable. For this purpose, “change of control” is defined as an acquisition of the Company or the sale of all or substantially all of our assets.

      Michael Schradle, Chief Financial Officer and Vice President of Finance and Operations, has an agreement with us providing for severance equal to six months of base salary and group health benefits in the event his employment is terminated by us “without cause.” In addition to the 50% acceleration of his stock options in the event of a change of control, if within twelve months of a change of control Mr. Schradle is terminated as an employee “without cause”, or is “constructively terminated”, as those terms are defined in his stock option agreement, all remaining unvested shares subject to his options vest and become exercisable.

      David Neubauer, Vice President of Strategic Accounts, has an agreement with us providing for severance equal to six months of base salary and six months of continuing medical benefits in the event that his employment is terminated by us “without cause” (as defined in the agreement).

      Peter Manno, Vice President of Marketing, has an agreement with us providing for severance equal to six months of base salary, and acceleration of the vesting of 50% of all unvested stock options, in the event Mr. Manno’s employment is terminated by us “without cause” (as defined in the agreement).

      Brent Dix, Vice President of Engineering, has an agreement with us providing for severance equal to six months of base salary in the event his employment is terminated by us “without cause” (as defined in the agreement).

Compensation Committee Interlocks and Insider Participation

      During fiscal 2003 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi and Mr. Pohlman, neither of whom is an officer or employee of Micro Linear. No member of the Compensation Committee or executive officer of Micro Linear has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of our Common Stock as of March 15, 2004 by: (i) each of the holders of more than five percent of our outstanding Common Stock, (ii) each member of the Board of Directors, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group. Ownership information is based solely on information furnished by the respective individuals and entities as the case may be. Unless otherwise indicated, the address for the following is c/o Micro Linear Corporation, 2050 Concourse Drive, San Jose, California 95131.

		Exercisable	Total Shares	Percent of
	Shares	Within 60 Days	Beneficially	Common Stock
Name of Beneficial Owner	Owned	of 3/15/2004	Owned(1)	Outstanding(2)

5% Stockholders
Wellington Management Co., LLP(3)	1,227,700	—	1,227,700	9.93%
75 State Street Boston, MA 02109
Dimensional Fund Advisors, Inc.(4)	740,900	—	740,900	5.99
1299 Ocean Avenue, 11th Fl. Santa Monica, CA 90401
David L. Babson & Company Inc.(5)	664,500	—	664,500	5.38
One Memorial Drive Cambridge, MA 02142-1300
Executive Officers and Directors
Timothy A. Richardson	—	306,875	306,875	2.42
Michael W. Schradle	2,250	136,457	138,707	1.11
Brent D. Dix	750	100,000	100,750	*
Peter L. Manno	1,000	70,833	71,833	*
David C. Neubauer	2,000	189,063	191,063	1.52
David L. Gellatly	20,000	634,500	654,500	5.04
Laura Perrone(6)	—	—	—	*
William B. Pohlman	7,300	95,000	102,300	*
Joseph D. Rizzi	277,000	114,000	391,000	3.13
A. Thampy Thomas	—	27,500	27,500	*
All officers and directors as a group (12 persons)	513,600	1,686,728	2,200,328	15.66%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person.

(2)	Applicable percentage ownership is based on 12,361,986 shares of common stock outstanding as of March 1, 2004.

(3)	Based solely on Schedule 13G/ A filed with the Securities and Exchange Commission on March 10, 2004. Wellington Management Co., LLP, in its capacity as an investment adviser, may be deemed to beneficially own 1,227,700 shares of our Common Stock, which shares are held by clients of Wellington Management Co., LLP.

(4)	Based solely on Schedule 13G/ A filed with the Securities and Exchange Commission on February 6, 2004. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over 740,900 shares of our Common Stock owned by the Funds, and may be deemed to be the beneficial owner of these shares. However, all these shares are owned by the Funds. Dimensional disclaims beneficial ownership of these shares.

(5)	Based solely on Schedule 13G filed with the Securities and Exchange Commission on January 30, 2004. The shares listed are owned by various investment advisory clients of David L. Babson & Company, Inc., which may have been deemed a beneficial owner of the shares only by virtue of the direct or indirect investment discretion it possesses pursuant to the provisions of investment advisory agreements with such clients.

(6)	Ms. Perrone was elected to the Board of Directors on March 18, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information regarding our equity compensation plans as of December 31, 2003:

Equity Compensation Plan Information

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	and Rights(a)	Warrants and Rights(b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders(1)	3,025,732	$3.90	1,254,807 (2)
Equity compensation plans not approved by security holders(3)	930,600	3.43	834,625

Total	3,956,332	3.79	2,089,432

(1)	Includes our 1991 Stock Option Plan, 1994 Director Option Plan and 1998 Employee Stock Purchase Plan.

(2)	The number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase equal to the lesser of (i) the number of shares of Common Stock repurchased by Micro Linear during the prior year, (ii) the number of shares of Common Stock issued under the Plan in the prior year, or (iii) a lesser amount determined by the Board.

(3)	Includes 1998 Nonstatutory Stock Option Plan. A summary of the material features of the 1998 Nonstatutory Stock Option Plan can be found in Item 8 of the Consolidated Financial Statement under Note 6, Stockholders’ Equity — Stock Option Plans.

Item 13.	Certain Relationships and Related Transactions

      During the fiscal year ended December 28, 2003, there was no transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than the transactions described above under Item 11 — Executive Compensation above.

Item 14.	Principal Accountant Fees and Services

      In addition to retaining PricewaterhouseCoopers LLP to audit the consolidated financial statements for fiscal 2003, the Company and its subsidiaries retained PricewaterhouseCoopers LLP to provide other related services in fiscal 2003. The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in fiscal 2003 for these various services were:

Audit Fees

      The aggregate audit fees billed or to be billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were approximately $170,000 for fiscal 2003 and $145,000 for fiscal 2002.

Audit-Related Fees

      The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $0 for fiscal 2003 and $6,200 for fiscal 2002. The nature of these services comprising these fees included, among other things, consultations and advice regarding material accounting and internal control issues.

Tax Fees

      The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for professional services related to tax advice, tax compliance, tax planning and foreign tax matters were $48,000 for fiscal 2003 and $50,000 for fiscal 2002. The nature of these services comprising these fees included preparation of federal, state and foreign income tax returns and advice provided regarding state and local income and sales taxes.

All Other Fees

      We did not engage PricewaterhouseCoopers, LLP or pay or incur fees in the last two fiscal years for services other than those reported in the categories above.

Policy on Pre-Approval of Retention of Independent Auditors

      The Audit Committee of the Board of Directors has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by an outside audit firm and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with Securities and Exchange Commission rules and regulations.

      The engagement of PricewaterhouseCoopers LLP for non-audit accounting and tax services performed for us is limited to those circumstances where these services are considered integral to the audit services that PricewaterhouseCoopers LLP provides or in which there is another compelling rationale for using its services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statement. See Index under Item 8.

          2. Financial Statement Schedules. See Index under Item 8.

          3. Exhibits:

      See Item (c) below. Each management contract or compensatory plan arrangement required to be filed has been identified.

      (b) Reports on Form 8-K

      On October 23, 2003, the Company filed a current report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financials for the third fiscal quarter of 2003.

      (c) Exhibits

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
3(ii)(a)		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
3(ii)(b)		Certificate of Amendment to the Bylaws of the Registrant dated August 6, 2003.
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.
10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999.
10	.5*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).
10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.10		Form of executive officer amended offer letter.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

Exhibit
Number	Description of Document

24.1	Power of Attorney (See page 66 of this Form 10-K.)
31.1	Rule 13a-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification by the Chief Financial Officer.
32.1	Section 1350 Certification by the Chief Executive Officer.
32.2	Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

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

Date: March 29, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY A. RICHARDSON Timothy A. Richardson	Chief Executive Officer, President (Principal Executive Officer) and Director	March 29, 2004

/s/ MICHAEL W. SCHRADLE Michael W. Schradle	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ DAVID L. GELLATLY David L. Gellatly	Director	March 29, 2004

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	March 29, 2004

/s/ WILLIAM B. POHLMAN William B. Pohlman	Director	March 29, 2004

/s/ A. THAMPY THOMAS A. Thampy Thomas	Director	March 29, 2004

Laura Perrone	Director	March 29, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
3(ii)(a)		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
3(ii)(b)		Certificate of Amendment to the Bylaws of the Registrant dated August 6, 2003.
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).
10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).
10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.
10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999.
10	.5*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).
10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).
10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.10		Form of executive officer amended offer letter.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1		Power of Attorney (See page 66 of this Form 10-K.)
31.1		Rule 13a-14(a) Certification by the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification by the Chief Financial Officer.
32.1		Section 1350 Certification by the Chief Executive Officer.
32.2		Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.