Form 10-Q
period 2004-03-28
MICRO LINEAR CORP /CA/
filed 2004-05-12
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 28, 2004

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

     The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2004, net of shares held in treasury, was 12,369,340.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,486	$8,703
Short-term investments	6,743	8,966
Accounts receivable, less allowance for doubtful accounts of $30 at March 31, 2004 and December 31, 2003	974	937
Inventories	3,328	2,383
Other current assets	528	563

Total current assets	20,059	21,552
Property, plant and equipment, net	5,905	5,860
Other assets	26	26

Total assets	$25,990	$27,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,957	$2,683
Accrued compensation and benefits	662	737
Deferred revenue	543	681
Other accrued liabilities	1,061	1,185
Short term debt	1,971	2,040

Total current liabilities	8,194	7,326
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	60,986	60,583
Accumulated deficit	(22,975)	(20,255)
Accumulated other comprehensive income	3	2
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	17,796	20,112

Total liabilities and stockholders’ equity	$25,990	$27,438

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2004	2003
Net revenue	$3,840	$4,692
Cost of revenue	2,093	2,204

Gross margin	1,747	2,488

Operating expenses:
Research and development	2,641	2,920
Selling, general and administrative	1,846	2,224

Total operating expenses	4,487	5,144

Loss from operations	(2,740)	(2,656)
Interest and other income	62	95
Interest and other expense	(38)	(59)

Loss before income taxes	(2,716)	(2,620)
Provision for income taxes	4	27

Net loss	$(2,720)	$(2,647)

Net loss per share, basic and diluted	$(0.22)	$(0.22)

Weighted average number of shares used in per share computation	12,334	12,195

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2004	2003
Net cash used in operating activities	$(2,508)	$(3,492)
Cash flows from investing activities:
Purchase of capital equipment	(224)	(115)
Purchases of short-term investments	(2,732)	(2,847)
Sales of short-term investments	4,956	4,564

Net cash provided by investing activities	2,000	1,602
Cash flows from financing activities:
Principal payments on debt	(69)	(64)
Proceeds from issuance of common stock	360	—

Net cash provided by (used in) financing activities	291	(64)

Net decrease in cash and cash equivalents	(217)	(1,954)
Cash and cash equivalents at beginning of period	8,703	10,801

Cash and cash equivalents at end of period	$8,486	$8,847

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

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2003 ended on December 28, 2003. The first quarter of 2003 ended on March 30, 2003. The first quarter of 2004 ended on March 28, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For the first quarters of 2004 and 2003, translation gains and losses were not significant.

Basis of Presentation

     The consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly our financial position, results of operations, and cash flows for the periods presented. Certain accounts in the condensed financial statements have been reclassified where necessary to conform to the financial statements for the quarter ended March 28, 2004.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

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

     A total of 3,901,470 and 3,905,540 shares of potential common stock were not included in the dilutive net loss per share calculations for the periods ending March 31, 2004 and 2003, because to include them would be anti-dilutive.

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Basic:
Net loss	$(2,720)	$(2,647)

Weighted average common shares outstanding	12,334	12,195

Basic loss per share	$(0.22)	$(0.22)

Diluted:
Net loss	$(2,720)	$(2,647)

Weighted average common shares outstanding	12,334	12,195
Dilutive stock options	—	—

Weighted average common shares outstanding	12,334	12,195

Diluted loss per share	$(0.22)	$(0.22)

Stock-Based Compensation

     We account for our employee stock option plans in accordance with Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

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

	Employee Stock
	Purchase Plan		Stock Option Plans
	Three Months Ended		Three Months Ended
	March 31		March 31,
	2004	2003	2004	2003
Expected life (in years)	0.5	0.5	2.78	2.6
Risk-free interest rate	1.03%	1.19%	1.83%	2.05%
Volatility	49%	74%	46%	85%
Dividend yield	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the three months ended March 31, 2004 and 2003 were $1.52 and $1.10, respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the three months ended March 31, 2004 and 2003 were $2.09 and $1.81 respectively.

     SFAS No. 148 amended SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Three Months Ended
	March 31
	2004	2003
Net loss, as reported	$(2,720)	$(2,647)
Add: Stock-based employee compensation expense included in reported net loss	—	1
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(306)	(373)

Pro forma net loss	$(3,026)	$(3,019)

Pro forma net loss per share:
Basic and diluted	$(0.25)	$(0.25)
Reported net loss per share:
Basic and diluted	$(0.22)	$(0.22)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Work-in-process	$1,795	$1,024
Finished goods	1,284	739
Inventory held by distributors	249	620

Total inventories	$3,328	$2,383

Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land	$2,250	$2,250
Buildings and improvements	7,990	7,990
Machinery and equipment	11,927	11,703

Property, plant and equipment	22,167	21,943
Accumulated depreciation and amortization	(16,262)	(16,083)

Net property, plant and equipment	$5,905	$5,860

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2004 consists mainly of state taxes. The provision for the three months ended March 31, 2003 consists mainly of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the first quarter of 2004 was .1%, compared to 1% in the first quarter of 2003.

Comprehensive Income

     For the three months ended March 31, 2004 and 2003, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(2,720)	$(2,647)
Accumulated other comprehensive loss:
Unrealized gain (loss) on marketable securities, net	1	(12)

Comprehensive loss	$(2,719)	$(2,659)

3. Recent Accounting Pronouncements

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

     In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and FAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. We are currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on our financial position and results of operations.

4. Operations by Geographic Regions

The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net revenue:
United States	$252	$400
Hong Kong	727	496
Japan	1,846	2,588
Asia	251	216
Italy	—	574
Europe	764	406
Other	—	12

Consolidated	$3,840	$4,692

	Three Months Ended
	March 31,
	2004	2003
Capital expenditures:
United States	$224	$115
Depreciation and amortization:
United States	$179	$253
Europe	—	14

Consolidated	$179	$267

Identifiable assets by geographic region are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Identifiable assets:
United States	$25,929	27,364
Asia	36	35
Europe	25	39

Consolidated	$25,990	$27,438

5. Restructuring Charges

     In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The remaining balance in the restructuring reserve pertains to employee relocation expenses.

	Severance	Excess
	and Benefits	Facilities	Total
	(In thousands)
Balance, December 31, 2003	$26	$—	$26
Additions (utilization)	—	—	—

Balance, March 31, 2004	$26	—	$26

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

     These forward-looking statements include, but are not limited to, statements regarding: our expectation that there will be an increase in unit volume shipments for our wireless products in the second and third quarters of 2004 and an increase in average selling prices as shipments of our new 5.86Hz products begin to represent a more significant portion of our total wireless products shipments, our expectations to achieve improvements in our gross margin as we anticipate the volumes of our 5.86Hz wireless products increase over the next two quarters, anticipated revenue from our wireless and networking products, our intentions to continue to focus significant resources on development of new products and technologies and may increase spending as necessary, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenue for the foreseeable future, our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months.

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

     The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 28, 2003.

Overview

     Micro Linear is a fabless semiconductor company specializing in wireless integrated circuit solutions. These transceivers can be used in streaming wireless applications such as cordless phones, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances.

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 56% of net revenue for the first quarter of 2004 compared to 55% of net revenue for the first quarter of 2003.

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

     The following table presents certain consolidated statements of operations data for the periods indicated:

	For the Three Months Ended March 31
	2004		2003
	(In Thousands)
		Percentage of		Percentage of
		Net Revenue		Net Revenue
Net revenues
Wireless	$2,149	56.0%	$2,595	55.3%
Networking	1,691	44.0	2,097	44.7

Total net revenues	3,840	100.0	4,692	100.0
Cost of revenues	2,093	54.5	2,204	47.0

Gross margin	1,747	45.5	2,488	53.0
Operating expenses:
Research and development	2,641	68.8	2,920	62.2
Selling, general and administrative	1,846	48.1	2,224	47.4

Total operating expenses	4,487	116.8	5,144	109.6
Loss from operations	(2,740)	(71.4)	(2,656)	(56.6)
Interest income and other, net	24	0.6	36	0.8

Loss before provision for taxes	(2,716)	(70.7)	(2,620)	(55.8)
Provision for taxes	4	0.1	27	0.6

Net loss	$(2,720)	(70.8)%	$(2,647)	(56.4)%

Net Revenue

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

Wireless	$2,149	(17.2)%	$2,595
Networking	1,691	(19.4)%	2,097

Total	$3,840	(18.2)%	$4,692

     Revenues during the first quarter of 2004 decreased $0.9 million from the comparable first quarter of 2003. A 26% decrease in unit demand for our older networking products, combined with an 8% drop in average selling prices for these products, due to a shift in product mix, accounted for $0.6 million of the revenue decline. This was offset by a $0.2 million increase in shipments of our current networking media converter products. Our wireless product revenues decreased by $0.4 million due to a 10% decline in average selling prices of our mature wireless products and an 8% drop in unit shipment volumes resulting from our largest customer’s (Uniden’s) transition from our 2.4 GHz products to our new 5.8GHz product, which began shipping late in the first quarter of 2004.

     The majority of our wireless products are used in consumer applications and our first quarter results reflect the seasonality we experience selling into those markets. We expect to see an increase in unit volume shipments for these products in the second and third quarters of 2004 and an increase in average selling prices as shipments of our new 5.8 GHz products (which generally have a higher average selling price) begin to represent a more significant portion of our total wireless product shipments.

     In the first quarter of 2004 and 2003, sales to Uniden Corporation accounted for more than 10% of our net revenue.

     International revenue for the first quarter of 2004 totaled $3.6 million, or 93% of net revenue compared to $4.3 million, or 92% of net revenue for the first quarter of 2003. Domestic revenue was approximately 7% of net revenue for the first quarter of 2004 compared to 8% for the first quarter of 2003.

Gross Margin

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

Gross Margin	$1,747	(29.8)%	$2,488
%	45.5%		53.0%

     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test houses.

     The decrease in our overall average selling prices of 11% in the first quarter of 2004, compared to the comparable first quarter of 2003, was the primary reason for the decline in overall gross margin. In addition, we incurred approximately $0.2 million in increased manufacturing costs, related to the release and sale of new products, which added to our gross margin decline. We were successful, however, in reducing the average direct material costs of our products by approximately 8% in the first quarter of 2004 compared to the first quarter of 2003. We expect to achieve improvements in our gross margin as we anticipate the volumes of our 5.8GHz wireless products to increase over the next two quarters.

Research and Development Expenses (R&D)

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

R&D	$2,641	(9.6)%	$2,920

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

     The decrease in research and development expenses in the first quarter of 2004, as compared to the first quarter of 2003, resulted from the actions we took to reposition the Company, beginning with the cancellation of our 802.11a broadband wireless product development effort in October 2002 and continuing with our restructuring efforts in the second quarter of 2003. We remain committed to spend significant resources on our engineering development efforts, and in effecting that context, research and development costs increased almost $0.2 million for the first quarter of 2004 from the fourth quarter of 2003, as we prepared to introduce new products.

Selling, General and Administrative Expenses (SG&A)

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

SG&A	$1,846	(17.0)%	$2,224

     The decrease in SG&A expenses for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the workforce reductions and repositioning that occurred in the second quarter of 2003. Our SG&A expenses in the first quarter of 2004 included almost $0.2 million in sales and business development expenses incurred in connection with the introduction of new products.

Interest and Other Income and Interest and Other Expense

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

Interest and other income	$62	(34.7)%	$95
Interest and other expense	$(38)	35.6%	$(59)

     The decrease in interest and other income for the first three months of 2004 as compared to the three months of 2003 was primarily due to the decrease in cash balances. Interest and other expense is primarily attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses in the first three months of 2004 as compared to the first three months of 2003 is mainly due to a decrease in foreign currency translation losses for our United Kingdom subsidiary.

Provision for Income Taxes

	Quarter ended	% Change	Quarter ended
	March 31, 2004	2003 to 2004	March 31, 2003
	(In thousands)

Provision for income taxes	$4	(85.2)%	$27

     The provision for income taxes for the three months ended March 31, 2004 consists of state taxes. The provision for the three months ended March 31, 2003 consists of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the first quarter of 2004 was 0.1%, compared to 1% in the first quarter of 2003.

Liquidity and Capital Resources

	For the Quarters Ended March 31,
	2004	2003
	(In thousands)

Net cash used in operating activities	$(2,508)	$(3,492)
Net cash provided by investing activities	2,000	1,602
Net cash provided by (used in) financing activities	291	(64)

Decrease in cash and cash equivalents	$(217)	$(1,954)

     Net cash used in operating activities during the first three months of 2004 was due primarily to a net operating loss of $2.7 million, an increase in inventory of $0.9 million, and decreases in deferred revenue of $0.1 million and accrued liabilities of $0.2 million.

These were partially offset by an increase in accounts payable of $1.3 million, and non-cash charges for depreciation and amortization of $0.2 million.

     Investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $2.2 million for the first three months of 2004, and $1.7 million for the first three months of 2003. Capital expenditures were $0.2 million for the first three months of 2004 and $0.1 million in the comparable period of 2003.

     Cash used in financing activities consists of principal payments on our debt and proceeds from the issuance of common stock in connection with the exercise of employee stock options. Principal mortgage payments on our debt were $0.1 million for the first three months of 2004 and 2003. The use of cash for the principal payments on our debt was offset by proceeds from the issuance of common stock in the amount of $0.4 million during the first three months of 2004.

     Working capital was $11.9 million as of March 31, 2004, compared to $14.2 million as of December 31, 2003. Working capital at March 31, 2004 includes cash and cash equivalents of $8.5 million and short-term investments of $6.7 million.

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

          In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and FAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. We are currently in the process of evaluating the impact that the adoption of EITF Issue 03-6 will have on our financial position and results of operations.

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

     Rapidly changing technology, frequent product introductions and evolving industry standards make it difficult to accurately predict the wireless product market’s future growth rate, size or technological direction. In view of the evolving nature of this market, suppliers of wireless products may decide to adopt alternative standards or technologies that are incompatible with our products. If we are unable to design, develop, manufacture and sell products that are compatible with these new standards or technologies, our business and operating results would be harmed.

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

     We have incurred quarterly net losses from June 2000 through March 2004, except for a profit in the third quarter of 2002 which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $22,975,000 as of March 31, 2004.

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

     During certain periods, new orders slowed, customers cancelled or placed holds on existing orders, and new order levels fluctuated, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenues.

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

     A significant majority of our revenue comes from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, accounted for approximately 82% of net revenue for the three months ended March 31, 2004 and 78% of net revenue for the same period in 2003. Sales to domestic distributors accounted for approximately 6% of net revenue for both the three months ended March 31, 2004 and 2003, respectively. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 93% of net revenue for the three months ended March 31, 2004 and 91% of net revenue in 2003. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in regulations and laws of foreign governments and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability; and

•	the effects of the terrorist attacks on the United States, the war in Iraq, the United States’ war on international terrorism, a recurrence of SARS and any related conflicts or similar events worldwide.

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

Because the availability of qualified personnel experienced in the technologies we utilize is limited and competition for these experienced technologists is intense, we may not be successful in attracting and retaining personnel, which could have an impact upon the development or sales of our products.

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

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2004 and March 31, 2004, our stock price has closed as high as $7.95 on January 28, 2004, and as low as $5.50 on January 2, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of March 31, 2004, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of March 31, 2004 and March 31, 2003, the decline in the fair value of the portfolio would not be material.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

     On January 22, 2004, the Company furnished a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for its fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION
Date: May 12, 2004	By	/s/ TIMOTHY A. RICHARDSON
Timothy A. Richardson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2004	By	/s/ MICHAEL W. SCHRADLE
Michael W. Schradle
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.