Form 10-Q
period 2004-06-27
MICRO LINEAR CORP /CA/
filed 2004-08-11
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 27, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to

Commission File Number 0-24758

Micro Linear Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-2910085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 Concourse Drive	95131
San Jose, California	(Zip Code)
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

     The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2004, net of shares held in treasury, was 12,409,620.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$8,689	$8,703
Short-term investments	4,672	8,966
Accounts receivable, net of allowance for doubtful accounts of $38 at June 30, 2004 and $30 at December 31, 2003	1,808	937
Inventories	2,461	2,383
Other current assets	489	563

Total current assets	18,119	21,552
Property, plant and equipment, net	5,881	5,860
Other assets	26	26

Total assets	$24,026	$27,438

Liabilities and Stockholders’ Equity
Accounts payable	$2,524	$2,683
Accrued compensation and benefits	899	737
Deferred revenue	310	681
Other accrued liabilities	1,282	1,185
Short term debt	1,901	2,040

Total current liabilities	6,916	7,326
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	61,130	60,583
Accumulated deficit	(23,791)	(20,255)
Accumulated other comprehensive income (loss)	(11)	2
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	17,110	20,112

Total liabilities and stockholders’ equity	$24,026	$27,438

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$6,508	$6,342	$10,348	$11,034
Cost of revenue	2,683	3,804	4,776	6,008

Gross margin	3,825	2,538	5,572	5,026

Operating expenses:
Research and development	2,612	2,845	5,253	5,765
Selling, general and administrative	1,856	2,046	3,702	4,270
Restructuring charges	166	954	166	954

Total operating expenses	4,634	5,845	9,121	10,989

Loss from operations	(809)	(3,307)	(3,549)	(5,963)
Interest and other income	47	63	109	158
Interest and other expense	(49)	(35)	(86)	(94)

Loss before income taxes	(811)	(3,279)	(3,526)	(5,899)
Provision for income taxes	6	23	10	50

Net loss	$(817)	$(3,302)	$(3,536)	$(5,949)

Net loss per share, basic and diluted	$(0.07)	$(0.27)	$(0.29)	$(0.49)

Weighted average number of shares used in per share computation	12,377	12,213	12,356	12,204

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2004	2003
Net cash used in operating activities	$(4,267)	$(6,011)
Cash flows from investing activities:
Purchase of capital equipment	(354)	(471)
Purchases of short-term investments	(4,917)	(6,973)
Sales of short-term investments	9,198	9,058

Net cash provided by investing activities	3,927	1,614
Cash flows from financing activities:
Principal payments on debt	(139)	(129)
Proceeds from issuance of common stock	465	114

Net cash provided by (used in) financing activities	326	(15)

Net decrease in cash and cash equivalents	(14)	(4,412)
Cash and cash equivalents at beginning of period	8,703	10,801

Cash and cash equivalents at end of period	$8,689	$6,389

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

     Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products serving a global market. These transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances.

     Micro Linear is headquartered in San Jose, CA with sales offices and authorized representatives and distributors worldwide.

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2003 ended on December 28, 2003. The second quarter of 2003 ended on June 29, 2003. The second quarter of 2004 ended on June 27, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the translation of the United Kingdom subsidiary are recorded as other income and expense. For the second quarters of 2004 and 2003, translation gains and losses were not significant.

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

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 28, 2003, filed with the Securities and Exchange Commission on March 29, 2004.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the effect of all potentially dilutive common stock outstanding during the period. Diluted earnings (loss) per share excludes potential common stock if the effect is anti-dilutive. We compute diluted earnings (loss) per share using the treasury stock method for stock options outstanding.

     A total of 3,893,420 and 3,271,103 shares of potential common stock were not included in the dilutive net loss per share calculations for the periods ending June 30, 2004 and 2003, respectively, because there effect is anti-dilutive.

     Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic:
Net loss	$(817)	$(3,302)	$(3,536)	$(5,949)

Weighted average common shares outstanding	12,377	12,213	12,356	12,204

Basic loss per share	$(0.07)	$(0.27)	$(0.29)	$(0.49)

Diluted:
Net loss	$(817)	$(3,302)	$(3,536)	$5,949)

Weighted average common shares outstanding	12,377	12,213	12,356	12,204
Dilutive stock options	—	—	—	—

Weighted average common shares outstanding	12,377	12,213	12,356	12,204

Diluted loss per share	$(0.07)	$(0.27)	$(0.29)	$(0.49)

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

	Employee Stock
	Purchase Plan				Stock Option Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (in years)	0.5	0.5	0.5	0.5	2.7	2.5	2.7	2.5
Risk-free interest rate	1.03%	1.19%	1.03%	1.19%	2.23%	2.68%	2.08%	2.61%
Volatility	49%	74%	49%	74%	66%	79%	59%	79%
Dividend yield	—	—	—	—	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the three months ended June 27, 2004 and 2003 were $1.52 and $1.09, respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the three months ended June 27, 2004 and 2003 were $2.74 and $1.75 respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net loss, as reported	$(817)	$(3,302)	$(3,536)	$(5,949)
Add: Stock-based employee compensation expense included in reported net loss	—	1	—	2
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(255)	8	(561)	(365)

Pro forma net loss	$(1,072)	$(3,293)	$(4,097)	$(6,312)

Pro forma net loss per share:
Basic and diluted	$(0.09)	$(0.27)	$(0.33)	$(0.52)
Reported net loss per share:
Basic and diluted	$(0.07)	$(0.27)	$(0.29)	$(0.49)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Work-in-process	$1,306	$1,024
Finished goods	1,096	739
Inventory held by distributors	59	620

Total inventories	$2,461	$2,383

Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land	$2,250	$2,250
Buildings and improvements	7,990	7,990
Machinery and equipment	12,057	11,703

Property, plant and equipment	22,297	21,943
Accumulated depreciation and amortization	(16,416)	(16,083)

Net property, plant and equipment	$5,881	$5,860

Provision for Income Taxes

     The provision for income taxes for the three months and six months ended June 30, 2004 consists mainly of state taxes. The provision for the three months and six months ended June 30, 2003 consists mainly of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2004 was 0.7% and for the six months ended June 30, 2004 was 0.3%. The effective tax rate for the three months and six months ended June 30, 2003 was 0.7% and 0.8%.

Comprehensive Income

     For the three months and six months ended June 30, 2004 and 2003, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(817)	$(3,302)	$(3,536)	$(5,949)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities, net	(14)	(2)	(13)	(14)

Comprehensive loss	$(831)	$(3,304)	$(3,549)	$(5,963)

3. Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three and six months ended June 30, 2004.

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

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our financial position and results of operations.

4. Operations by Geographic Regions

The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue:
United States	$229	$561	$481	$961
Hong Kong	1,291	442	2,018	937
Japan	4,094	4,261	5,940	6,849
Asia	269	174	521	391
Italy	—	564	1,388	1,138
Europe	625	269	—	675
Other	—	71	—	83

Consolidated	$6,508	$6,342	$10,348	$11,034

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Capital expenditures:
United States	$130	$356	$354	$471
Depreciation and amortization:
United States	$154	$598	$333	$829
Europe	—	10	—	46

Consolidated	$154	$608	$333	$875

Identifiable assets by geographic region are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Identifiable assets:
United States	$24,004	27,364
Asia	18	35
Europe	4	39

Consolidated	$24,026	$27,438

5. Restructuring Charges

In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The current quarter’s net loss includes a $166,000 charge in connection with the recognition of the remaining lease obligation, net of a sublease, on a facility vacated during the quarter as part of this restructuring. As of June 30, 2004 the restructuring has been substantially completed.

	Severance	Excess
	and Benefits	Facilities	Total
	(in thousands)
Balance, March 31, 2004	$26	$—	$26
Additional provisions	—	166	166
Reclassification	—	82	82
Utilizations	(16)	(36)	(52)

Balance, June 30, 2004	$10	212	$222

6. Subsequent Event

     On July 28, 2004 we sold our San Jose facilities for approximately $7.0 million. We will recognize a gain on the sale of approximately $1.0 million in the third quarter operating results and the sale will generate cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs. During the next year we will lease back a portion of the current facility as we search for a new headquarters location. This asset was not classified as held for sale in the accompanying financial statements as it did not meet the criteria for such classification under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

     These forward-looking statements include, but are not limited to, statements regarding: our expectations as to some deterioration in our gross margin over the next two quarters but that we do not expect gross margin to fall below historical levels., our intentions to continue to focus significant resources on development of new products and technologies, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenue for the foreseeable future, our intellectual property and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months.

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

Overview

     Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products serving a global market. These transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances.

     We were founded in 1983 and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 77% of net revenue for the second quarter of 2004 compared to 72% of net revenue for the second quarter of 2003.

Results of Operations

Three Months and Six Months Ended June 30, 2004 Compared with Three Months and Six Months Ended June 30, 2003

     The following tables present certain consolidated statements of operations data for the periods indicated:

	For the Three Months Ended June 30
	2004		2003
		($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net Revenue
Wireless	$5,023	77.2%	$4,547	71.7%
Networking	1,485	22.8	1,795	28.3

Total net revenue	6,508	100.0	6,342	100.0
Cost of revenue	2,683	41.2	3,804	60.0

Gross margin	3,825	58.8	2,538	40.0
Operating expenses:
Research and development	2,612	40.1	2,845	44.9
Selling, general and administrative	1,856	28.5	2,046	32.3
Restructuring charges	166	2.6	954	15.0

Total operating expenses	4,634	71.2	5,845	92.2
Loss from operations	(809)	(12.4)	(3,307)	(52.1)
Interest and other income	47	0.7	63	1.0
Interest and other expense	(49)	(0.8)	(35)	(0.6)

Loss before provision for taxes	(811)	(12.5)	(3,279)	(51.7)
Provision for taxes	6	0.1	23	0.4

Net loss	$(817)	(12.6)%	$(3,302)	(52.1)%

	For the Six Months Ended June 30
	2004		2003
	($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$7,172	69.3%	$7,142	64.7%
Networking	3,176	30.7	3,892	35.3

Total net revenue	10,348	100.0	11,034	100.0
Cost of revenue	4,776	46.2	6,008	54.4

Gross margin	5,572	53.8	5,026	45.6
Operating expenses:
Research and development	5,253	50.8	5,765	52.2
Selling, general and administrative	3,702	35.8	4,270	38.7

	For the Six Months Ended June 30
	2004		2003
	($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Restructuring charges	166	1.6	954	8.6

Total operating expenses	9,121	88.1	10,989	99.6
Loss from operations	(3,549)	(34.3)	(5,963)	(54.0)
Interest and other income	109	1.1	158	1.4
Interest and other expense	(86)	(0.8)	(94)	(0.9)

Loss before provision for taxes	(3,526)	(34.1)	(5,899)	(53.5)

Provision for taxes	10	0.1	50	0.5

Net loss	$(3,536)	(34.2)%	$(5,949)	(53.9)%

Net Revenue

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
Wireless	$5,023	10.5%	$4,547	$7,172	0.4%	$7,142
Networking	1,485	(17.3)%	1,795	3,176	(18.4)%	3,892

Total	$6,508	2.6%	$6,342	$10,348	(6.2)%	$11,034

     Net revenue during the second quarter of 2004 increased $0.2 million from the comparable second quarter of 2003. Net revenue from our wireless products increased $0.5 million, an 11% increase from the second quarter of 2003, while net revenue from our networking products decreased $0.3 million, a 17% decrease from the second quarter of 2003. The increase in wireless product net revenue was due primarily to the higher average selling prices resulting mainly from the shipment of our 5.8GHz product, the ML5800, which began shipping in volume to our largest customer, Uniden, during the second quarter of 2004. However, wireless product unit volume shipments decreased 31% as Uniden transitioned from the ML2724 our 2.4 GHz product to the ML5800. Although, unit volumes shipments for our networking products in the second quarter of 2004 were relatively flat as compared to the second quarter of 2003, the average selling prices for our networking products decreased 19% due primarily to a shift in product mix.

     Net revenue for the first six months of 2004 decreased 6% from the first six months of 2003. Our wireless product net revenue was essentially flat with the prior year as the unit volume shipment decrease of 23% was more than offset by the increase in our average selling prices, due to the volume shipments of the ML5800 in the second quarter of 2004. The decrease in unit volume demand for our wireless products was again due to Uniden’s transition to our ML5800 product from our 2.4 GHz product that was shipping in volume in 2003. Networking product net revenue decreased 18% in the first six months of 2004 as compared to the first six months of 2003 due to a decrease of 14% in average selling prices and a 6% decrease in unit volume shipments.

     In the first quarter of 2004 sales to Uniden Corporation and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics Inc., each accounted for more than 10% of our net revenue. In the second quarter of 2003, sales to Uniden Corporation accounted for more than 10% of our net revenue

     International revenue for the second quarter of 2004 totaled $6.3 million, or 97% of net revenue compared to $5.8 million, or 92% of net revenue for the second quarter of 2003. International revenue for the first six months of 2004 totaled $9.9 million, or 95% of net revenue compared to $10.1 million , or 92% of net revenue for the first six months of 2003. Domestic revenue was approximately 3% of net revenue for the second quarter of 2004 compared to 8% for the second quarter of 2003. Domestic revenue was approximately 5% of net revenue for the first six months of 2004 compared to 8% for the first six months of 2003. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

Gross Margin

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
Gross Margin	$3,825	50.7%	$2,538	$5,572	10.9%	$5,026
%	59%		40%	54%		46%

     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test subcontractors.

     Gross margin increased significantly to 59% in the second quarter of 2004, as compared to 40% in the second quarter of 2003. This increase was primarily due to a 43% increase in average selling prices and an 11% decrease in unit product costs. The growth in our average selling prices was driven primarily by sales of our ML5800, which began shipping in volume during the second quarter, partially offset by a decrease in average selling prices of our networking products, resulting from a shift in product mix. The decrease in our unit product costs in the second quarter of 2004 was primarily due to our ability to maintain high yields in the manufacture of our ML5800 product during that quarter. Also, during the second quarter of 2003, unit costs and the resulting gross margin was impacted by low yields of the ML2724, our 2.4 GHz wireless product that was then shipping in high volumes.

     Gross margin for the first six months of 2004 increased to 54% from 46% in the first six months of 2003. This increase was due to the increase in gross margin during the second quarter of 2004, which in turn was due to higher average selling prices of our wireless products, particularly of our ML5800 and high manufacturing yields on this product. In addition, the 2003 margin was also negatively impacted by the low yields experienced in the manufacture of the ML2724, our 2.4 GHz wireless product that was then shipping in high volumes.

     We expect some deterioration in gross margin over the next two quarters as our ML5800 product matures and the selling price for this product declines, however, we do not expect gross margin to fall below historical levels.

Research and Development Expenses (R&D)

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
R&D	$2,612	(8.2)%	$2,845	$5,253	(8.9)%	$5,765

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

     The decrease in research and development expenses in the second quarter and first half of 2004, as compared to the second quarter and first half of 2003, resulted from the actions we took to reposition the Company, beginning with the cancellation of our 802.11a broadband wireless product development effort in October 2002 and continuing with our restructuring efforts in the second quarter of 2003.

Selling, General and Administrative Expenses (SG&A)

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
SG&A	$1,856	(9.3)%	$2,046	$3,702	(13.3%)	$4,270

     The decrease in selling, general and administrative expenses for the second quarter and first half of 2004 compared to the second quarter and first half of 2003 was primarily due to the workforce reductions and repositioning that occurred in the second quarter of 2003.

Interest and Other Income and Interest and Other Expense

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
Interest and other income	$47	(25.4)%	$63	$109	(31.1)%	$158
Interest and other expense	$(49)	(40.0)%	$(35)	$(86)	8.5%	$(94)

     The decrease in interest and other income for the first six months of 2004 as compared to the six months of 2003 was primarily due to the decrease in cash balances. Interest and other expense is primarily attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses in the first six months of 2004 as compared to the first six months of 2003 is mainly due to a decrease in foreign currency translation activity for our United Kingdom subsidiary and a non-recurring fixed asset write-off approximately $22,000 in 2003.

Provision for Income Taxes

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2004	2003 to 2004	June 30, 2003	June 30, 2004	2003 to 2004	June 30, 2003
		($ in thousands)			($ in thousands)
Provision for income taxes	$6	(73.9)%	$23	$10	(80.0)%	$50

     The provision for income taxes for the three months and six months ended June 30, 2004 consists mainly of state taxes. The provision for the three months and six months ended June 30, 2003 consists mainly of taxes incurred by our subsidiary in the United Kingdom. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2004 was 0.7% and for the six months ended June 30, 2004 was 0.3%. The effective tax rate for the three months and six months ended June 30, 2003 was 0.7% and 0.8%, respectively.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(4,267)	$(6,011)
Net cash provided by investing activities	3,927	1,614
Net cash provided by (used in) financing activities	326	(15)

Decrease in cash and cash equivalents	$(14)	$(4,412)

     Net cash used in operating activities during the first six months of 2004 was due primarily to a net operating loss of $3.5 million, an increase in accounts receivable of $0.9 million, and decreases in deferred revenue of $0.4 million and accounts payable of $0.2 million. These were partially offset by an increase in accrued liabilities of $0.3 million, and non-cash charges for depreciation and amortization of $0.3 million.

     Investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $4.3 million for the first six months of 2004, and $2.1 million for the first six months of 2003. Capital expenditures were $0.4 million for the first six months of 2004 and $0.5 million in the comparable period of 2003.

     Cash used in financing activities consists of principal payments on our debt and proceeds from the issuance of common stock in connection with the exercise of employee stock options. Principal mortgage payments on our debt were $0.1 million for the first six months of 2004 and 2003. The use of cash for the principal payments on our debt was offset by proceeds from the issuance of common stock in the amount of $0.5 million during the first six months of 2004 and $0.1 million for the first six months of 2003.

     Working capital was $11.2 million as of June 30, 2004, compared to $14.2 million as of December 31, 2003. Working capital at June 30, 2004 includes cash and cash equivalents of $8.7 million and short-term investments of $4.7 million.

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

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires that a liability be recorded at fair value in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We did not have significant warranty expense for the three and six months ended June 30,2004.

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

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our financial position and results of operations.

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

     Customers typically take a long time to evaluate our new products. It takes three to six months or more for customers to test new products, and at least an additional three to 12 months until customers begin significant production of products incorporating our products. We may therefore experience a lengthy delay between product development and the generation of revenue from new products. Delays inherent in such a long sales cycle raise additional risks that customers may decide to cancel or change their product plans. Such changes could result in the loss of anticipated sales. Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

     We have incurred quarterly net losses from June 2000 through June 2004, except for a profit in the third quarter of 2002, which was attributable to an income tax refund. Because of those losses, we had an accumulated deficit of $23.8 million as of June 30, 2004.

     Successful engineering development and market penetration in the product areas we have chosen to compete in require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next 12 months. We expect to incur losses in the future and may not achieve our goals of positive net income and cash flow.

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

     A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 91% and 87% of net revenue for the three months and six months ended June 30, 2004, respectively, and approximately 89% and 83% of net revenue for the comparable periods in 2003. Two customers, Uniden Corporation and Giant Electronics, Ltd. (a subcontract manufacturer for Plantronics, Inc), together accounted for 73% of our net revenue for the second quarter of 2004. Sales to domestic distributors accounted for approximately 3% and 4% of net revenue for the three months and six months ended June 30, 2004, respectively, and approximately 8% for both of the comparable periods in 2003. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 97% and 95% of net revenue for the three months and six months ended June 30, 2004, respectively, and 92% of net revenue for the comparable periods in 2003. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     Substantially the Office of Export Administration of the U.S. Department of Commerce must license all of our international sales. To date, we have not experienced any material difficulties in obtaining export licenses.

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

     Complex products such as ours frequently contain errors, defects, and bugs upon release. Despite thorough testing by Micro Linear, our test subcontractors and customers, these errors, defects and bugs are sometimes discovered after we begin to ship products. We expend significant resources to remedy these problems, but occasionally have faced legal claims by customers and others. Product defects can also cause interruptions, delays or cancellations of sales to customers, in addition to claims against us, all of which could adversely affect our operating results.

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

     Design wins, which require significant expenditures, often precede the generation of volume sales by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product, and on the extent to which the design of the customer’s product accommodates components manufactured by our competitors. We cannot be assured of additional design wins, or that any design win will result in significant future revenue.

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

     We rely on four outside test service subcontractors to test our products, which exposes us to the risks described above, including risks associated with capacity, dependence upon a limited number of test service subcontractors and disruptions in service.

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

     We have 12 issued U.S. patents, five U.S. patent applications pending and ten foreign patent applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications.

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

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2004 and June 27, 2004, our stock price has traded as high as $7.95 on January 28, 2004, and as low as $4.65 on May 11, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of June 30, 2004, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of June 30, 2004 and June 30, 2003, the decline in the fair value of the portfolio would not be material.

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

(b) Reports on Form 8-K

     On April 24, 2004, the Company furnished a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for its quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION

Date: August 11, 2004	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2004	By	/s/ MICHAEL W. SCHRADLE

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