Form 10-Q
period 2004-09-26
MICRO LINEAR CORP /CA/
filed 2004-11-10
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission File Number 0-24758

Micro Linear Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2910085 (I.R.S. Employer Identification No.)

2050 Concourse Drive San Jose, California (Address of principal executive offices)	95131 (Zip Code)

Registrant’s telephone number, including area code:
(408) 433-5200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2004, net of shares held in treasury, was 12,442,970.

PART I. FINANCIAL INFORMATIONS

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$11,705	$8,703
Short-term investments	4,776	8,966
Accounts receivable, net of allowance for doubtful accounts of $203 at September 30, 2004 and $30 at December 31, 2003	3,423	937
Inventories	1,850	2,383
Other current assets	352	563

Total current assets	21,106	21,552
Property, plant and equipment, net	420	5,860
Other assets	26	26

Total assets	$22,552	$27,438

Liabilities and Stockholders’ Equity
Accounts payable	$1,999	$2,683
Accrued compensation and benefits	870	737
Deferred revenue	674	681
Other accrued liabilities	1,123	1,185
Short term debt	—	2,040

Total current liabilities	4,666	7,326
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	61,297	60,583
Accumulated deficit	(23,184)	(20,255)
Accumulated other comprehensive income (loss)	(9)	2
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	17,886	20,112

Total liabilities and stockholders’ equity	$22,552	$27,438

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$5,875	$5,818	$16,223	$16,851
Cost of goods sold	2,465	3,410	7,242	9,418

Gross margin	3,410	2,408	8,981	7,433

Operating expenses:
Research and development	2,165	1,712	7,417	7,477
Selling, general and administrative	1,796	1,567	5,498	5,836
Fixed assets impairment and restructuring charges	—	1,608	166	2,562
Gain on sale of land and buildings	(1,138)	—	(1,138)	—

Total operating expenses	2,823	4,887	11,943	15,875

Income (loss) from operations	587	(2,479)	(2,962)	(8,442)
Interest and other income	57	80	166	237
Interest and other expense	(23)	(63)	(109)	(156)

Income (loss) before income taxes	621	(2,462)	(2,905)	(8,361)
Provision for income taxes	14	22	24	72

Net income (loss)	$607	$(2,484)	$(2,929)	$(8,433)

Net income (loss) per share:
Basic
Net income (loss) per share	$0.05	$(0.20)	$(0.24)	$(0.69)

Weighted average number of shares used in per share computation	12,424	12,250	12,383	12,220

Diluted
Net income (loss) per share	$0.04	$(0.20)	$(0.24)	$(0.69)

Weighted average number of shares used in per share computation	13,698	12,250	12,383	12,220

See accompanying notes to unaudited consolidated condensed financial statements.

MICRO LINEAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2004	2003
Net cash used in operating activities	$(5,867)	$(6,329)

Cash flows from investing activities:
Purchase of capital equipment	(401)	(481)
Purchases of short-term investments	(6,306)	(9,203)
Sale of short-term investments	10,485	14,020
Proceeds from sale of land and building	6,530	—

Net cash provided by investing activities	10,308	4,336

Cash flows from financing activities:
Principal payments on debt	(2,040)	(195)
Proceeds from issuance of common stock	601	144

Net cash used in financing activities	(1,439)	(51)

Net increase (decrease) in cash and cash equivalents	3,002	(2,044)
Cash and cash equivalents at beginning of period	8,703	10,801

Cash and cash equivalents at end of period	$11,705	$8,757

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

     Micro Linear is headquartered in San Jose, California with sales offices and authorized representatives and distributors worldwide.

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2003 ended on December 28, 2003. The third quarter of 2003 ended on September 28, 2003. The third quarter of 2004 ended on September 26, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the third quarters of 2004 and 2003, transaction gains and losses were not significant.

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

     A total of 2,606,081 and 3,810,595 shares of potential common stock were not included in the dilutive net loss per share calculations for the three months ending September 30, 2004 and 2003, respectively, because their effect would be anti-dilutive. A total of 3,880,236 and 3,810,595 shares of potential common stock were not included in the dilutive net loss per share calculations for the nine months ended September 30, 2004 and 2003, respectively, because their effect would be anti-dilutive.

     Following is a reconciliation of the basic and diluted income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic:
Net income (loss)	$607	$(2,484)	$(2,929)	$(8,433)

Weighted average common shares outstanding	12,424	12,250	12,383	12,220

Basic income (loss) per share	$0.05	$(0.20)	$(0.24)	$(0.69)

Diluted:
Net income (loss)	$607	$(2,484)	$(2,929)	$(8,433)

Weighted average common shares outstanding	12,424	12,250	12,383	12,220
Dilutive stock options	1,274	—	—	—

Weighted average common shares outstanding, diluted	13,698	12,250	12,383	12,220

Diluted income (loss) per share	$0.04	$(0.20)	$(0.24)	$(0.69)

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

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services” (EITF 96-18).

Pro Forma Net Income (Loss)

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

	Employee Stock Purchase Plan				Stock Option Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (in years)	0.5	0.5	0.5	0.5	2.78	2.60	2.73	2.64
Risk-free interest rate	1.77%	0.98%	1.40%	1.19%	2.73%	2.98%	2.19%	2.78%
Volatility	59%	52%	54%	74%	55%	52%	58%	61%
Dividend yield	—	—	—	—	—	—	—	—

     The Black-Scholes option valuation model was intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the three months ended September 30, 2004 and 2003 were $1.77 and $0.86 respectively. The weighted average estimated fair values of shares at the date of grant that were issued under the Employee Stock Purchase Plan during the nine months ended September 30, 2004 and 2003 were $1.65 and $1.10 respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the three months ended September 30, 2004 and 2003 were $2.27 and $1.04 respectively. The weighted average fair values at the date of grant of options which were granted under the employee and directors’ stock option plans during the nine months ended September 30, 2004 and 2003 were $2.46 and $1.24 respectively.

     SFAS No. 148 amended SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss), as reported	$607	$(2,484)	$(2,929)	$(8,433)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	2
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(251)	(267)	(812)	(632)

Pro forma net income (loss)	$356	$(2,751)	$(3,741)	$(9,063)

Pro forma net income (loss) per share:
Basic	$0.03	$(0.22)	$(0.30)	$(0.74)
Diluted	$0.03	$(0.22)	$(0.30)	$(0.74)
Reported net income (loss) per share:
Basic	$0.05	$(0.20)	$(0.24)	$(0.69)
Diluted	$0.04	$(0.20)	$(0.24)	$(0.69)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Work-in-process	$662	$1,024
Finished goods	986	739
Inventory held by distributors	202	620

Total inventories	$1,850	$2,383

Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land *	$—	$2,250
Buildings and improvements *	—	7,990
Machinery and equipment	5,569	11,703

Property, plant and equipment	5,569	21,943
Accumulated depreciation and amortization	(5,149)	(16,083)

Net property, plant and equipment	$420	$5,860

* The sale of our San Jose facilities was completed on July 28, 2004.

Provision for Income Taxes

The provision for income taxes for the three months and nine months ended September 30, 2004 consists mainly of state taxes. The provision for the three months and nine months ended September 30, 2003 consists mainly of taxes incurred by our subsidiary in the United Kingdom and minimum state tax obligations. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended September 30, 2004 was 2.3% and for the nine months ended September 30, 2004 was 0.8%. The effective tax rate for both the three months and nine months ended September 30, 2003 was 0.9%.

Comprehensive Income

     For the three months and nine months ended September 30, 2004 and 2003, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$607	$(2,484)	$(2,929)	$(8,433)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	2	(8)	(11)	(22)

Comprehensive income (loss)	$609	$(2,492)	$(2,940)	$(8,455)

3. Recent Accounting Pronouncements

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

4. Operations by Geographic Regions

The following is a summary of operations by geographical regions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue:
United States	$256	$408	$737	$1,369
Hong Kong	1,467	1,009	3,485	1,947
Japan	3,602	3,668	9,542	10,517
Other Asia	141	173	662	564
Italy	—	180	—	1,318
Other Europe	409	323	1,797	997
Other	—	57	—	139

Consolidated	$5,875	$5,818	$16,223	$16,851

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Capital expenditures:
United States	$47	$10	$401	$481
Depreciation and amortization:
United States	$116	$203	$449	$1,032
Europe	—	—	—	46

Consolidated	$116	$203	$449	$1,078

Identifiable assets by geographic region are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Identifiable assets:
United States	$22,504	27,364
Asia	16	35
Europe	32	39

Consolidated	$22,552	$27,438

5. Fixed Assets Impairment and Restructuring Charges

     In the third quarter of 2003, we reviewed our real estate assets due to the continuing deterioration in the commercial real estate market and determined that our carrying value exceeded the current estimated fair market value. Accordingly, we recorded an impairment charge of $1.5 million during the third quarter of 2003

     In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The current year’s net loss includes a $166,000 charge in connection with the recognition of the remaining lease obligation, net of a sublease, on a facility vacated during the second quarter as part of this restructuring. As of September 30, 2004 the restructuring had been substantially completed. The restructuring charges recorded in the first nine months of 2003 were approximately $1.1 million, consisting primarily of employee severance and related termination costs of $0.7 million and a fixed asset impairment charge of $0.4 million for assets idled due to headcount reductions and the vacating of facilities.

	Severance	Excess
	and Benefits	Facilities	Total
	(in thousands)
Balance, June 30, 2004	$10	$212	$222
Utilizations	(10)	(41)	(51)

Balance, September 30, 2004	$0	171	$171

6. Sale of Land and Buildings

     On July 28, 2004, we sold our San Jose facilities for approximately $7.0 million. During the third quarter of 2004, we recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs. We will lease back a portion of the current facility for the next several months as we search for a new location for our headquarters. This asset was not classified as held for sale in the accompanying financial statements, as it did not meet the criteria for such classification under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

     These forward-looking statements include, but are not limited to, statements regarding: our expectations as to some deterioration in our gross margin over the next two quarters but that we do not expect gross margin to fall below historical levels our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance against our deferred tax assets, our expectation that international revenue will account for a significant percentage of our revenue for the foreseeable future, our expectation that our capital expenditures for the foreseeable future will be in line with historical expenditures, and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment, provide adequate working capital for the next 12 months.

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

Wireless product revenue represented 82% of net revenue for the third quarter of 2004 compared to 72% of net revenue for the third quarter of 2003.

     On July 28, 2004, we sold our San Jose facilities for approximately $7.0 million. During the third quarter of 2004 we recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs. We will lease back a portion of the current facility for the next several months as we search for a new location for our headquarters.

Results of Operations

Three Months and Nine Months Ended September 30, 2004 Compared with Three Months and Nine Months Ended September 30, 2003

     The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended September 30
	2004		2003
	($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$4,804	81.8%	$4,213	72.4%
Networking	1,071	18.2	1,605	27.6

Total net revenue	5,875	100.0	5,818	100.0
Cost of goods sold	2,465	42.0	3,410	58.6

Gross margin	3,410	58.0	2,408	41.4
Operating expenses:
Research and development	2,165	36.9	1,712	29.4
Selling, general and administrative	1,796	30.6	1,567	26.9
Impairment in carrying value of land and buildings	—	—	1,500	25.8
Restructuring charges	—	—	108	1.9
Gain on sale of land and buildings	(1,138)	(19.4)	—	—

Total operating expenses	2,823	48.1	4,887	84.0

Income (loss) from operations	587	10.0	(2,479)	(42.6)
Interest and other income	57	1.0	80	1.4
Interest and other expense	(23)	(0.4)	(63)	(1.1)

Income (loss) before income taxes	621	10.6	(2,462)	(42.3)
Provision for taxes	14	0.2	22	0.4

Net income (loss)	$607	10.4%	$(2,484)	(42.7)%

	For the Nine Months Ended September 30
	2004		2003
	($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$11,976	73.8%	$11,354	67.4%
Networking	4,247	26.2	5,497	32.6

Total net revenue	16,223	100.0	16,851	100.0
Cost of goods sold	7,242	44.6	9,418	55.9

Gross margin	8,981	55.4	7,433	44.1
Operating expenses:
Research and development	7,417	45.7	7,477	44.4
Selling, general and administrative	5,498	33.9	5,836	34.6
Impairment in carrying value of land and buildings	—	—	1,500	8.9
Restructuring charges	166	1.0	1,062	6.3
Gain on sale of land and buildings	(1,138)	(7.0)	—	—

Total operating expenses	11,943	73.6	15,875	94.2

Loss from operations	(2,962)	(18.3)	(8,442)	(50.1)
Interest and other income	166	1.0	237	1.4
Interest and other expense	(109)	(0.7)	(156)	(0.9)

Loss before income taxes	(2,905)	(17.9)	(8,361)	(49.6)
Provision for taxes	24	0.1	72	0.4

Net loss	$(2,929)	(18.1)%	$(8,433)	(50.0)%

Net Revenue

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
Wireless	$4,804	14.0%	$4,213	$11,976	5.5%	$11,354
Networking	1,071	(33.3)%	1,605	4,247	(22.7%)	5,497

Total	$5,875	1.0%	$5,818	$16,223	(3.7)%	$16,851

     Net revenue during the third quarter of 2004 increased $0.1 million from the comparable third quarter of 2003. Our wireless net revenue grew $0.6 million, 14%, in the third quarter of 2004 compared to the third quarter of 2003. The increase in wireless product revenue was mainly due to the 52% increase in our average selling prices compared to the year ago period, driven mainly by the higher average selling price of our 5.8GHz product, the ML5800, as compared to the average selling price of our ML2724, our 2.4GHz product that was shipping in volume during the third quarter of 2003. Also, during the third quarter of 2004, we began shipping our transverter, the ML5824, in volume. Net revenue from our networking products decreased $0.5 million in the third quarter of 2004, a 33% decrease from the third quarter of 2003. The decrease in networking product revenues is due mainly to the continuing erosion in the demand for our legacy networking products as they approach end-of-life.

     Net revenue for the first nine months of 2004 decreased 4% from the first nine months of 2003. Our wireless product net revenue increased 6% from the prior year, primarily due to a 38% increase in average selling prices, which was driven by an increase in sales of our ML5800. Networking product net revenue decreased 23% in the first nine months of 2004 as compared to the first nine months of 2003, primarily due to the decrease in demand for our legacy networking products as they approach end-of-life.

     In the third quarter of 2004, sales to Uniden Corporation and Vtech each accounted for more than 10% of our net revenue. In the third quarter of 2003, sales to Uniden Corporation accounted for more than 10% of our net revenue.

     International revenue for the third quarter of 2004 totaled $5.6 million, or 96% of net revenue compared to $5.4 million, or 93% of net revenue for the third quarter of 2003. International revenue for the first nine months of 2004 totaled $15.5 million, or 95% of net revenue compared to $15.5 million or 92% of net revenue for the first nine months of 2003. Domestic revenue was approximately 4% of net revenue for the third quarter of 2004 compared to 7% for the third quarter of 2003. Domestic revenue was approximately 5% of net revenue for the first nine months of 2004 compared to 8% for the first nine months of 2003. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

Gross Margin

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
Gross Margin	$3,410	41.6%	$2,408	$8,981	20.8%	$7,433
%	58%		41%	55%		44%

     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test subcontractors.

     Gross margin during the third quarter of 2004 was 58%, as compared to 41% in the third quarter of 2003. Wireless product gross margin was 54% during the third quarter of 2004 as compared to 29% in the third quarter of 2003 and networking product gross margin was 75% during the third quarter of 2004 compared to 73% in the third quarter of 2003. Gross margin was negatively impacted in the third quarter of 2004 due to a $0.2 million charge for a write-down in inventories related to excess quantities of certain of our legacy networking products and certain wireless products.

     The increase in wireless product gross margin was primarily due to the 52% increase in average selling prices and a 16% decrease in direct unit product costs. The growth in our average selling prices was driven primarily by sales of our ML5800, which began shipping in volume during the second quarter of 2004. The decrease in our direct unit product costs in the third quarter of 2004 was primarily due to our ability to maintain high yields in the manufacture of our ML5800 product and to achieve high yields on our ML5824, which we began producing in volume during the third quarter of 2004. Comparatively, during the third quarter of 2003, wireless product gross margin was negatively impacted by continued significant erosions in average selling prices and higher unit product costs due to the low yields on the ML2724, our 2.4 GHz wireless product that was shipping in high volumes.

     While networking product gross margin during the third quarter of 2004 was relatively flat with the third quarter of 2003, average selling prices decreased 15% during the third quarter of 2004 as compared to the third quarter of 2003 and average direct unit product costs decreased 48%. The decrease in average selling prices and in average direct product unit costs was mainly due to a shift in product mix.

     Gross margin for the first nine months of 2004 increased to 55% from 44% in the first nine months of 2003. The comparative increase was due to a combination of a 24% increase in average selling prices and a 33% decrease in direct unit product costs. Wireless product average selling prices increases 38% during the first nine months of 2004 compared to the first nine months of 2003 while networking product average selling prices decreased 14% during this period. The higher wireless product average selling prices during the first nine months of 2004 was due mainly to the higher selling prices of our ML5800 as compared to the ML2724 that was shipping in volume during the first nine months of 2003. For the first nine months of 2004 compared to the first nine months of 2003, wireless gross margins were also positively impacted by a 16% decrease in the average direct unit product costs, due mainly to the high yields obtained on our ML5800 and ML5824 products shipping the first nine months of 2004 as compared to the average direct unit product costs of wireless products shipping during the first nine months of 2003, which was negatively impacted by low yields on our ML2724. Networking average selling prices decreased 14% in the first nine months of 2004 compared to the first nine months of 2003 due mainly to changes in the product mix. Average direct unit product cost of our networking products decreased 5% in the first nine months of 2004 as compared to the first nine months of 2003. The cost decrease in 2004 was also due mainly to changes in product mix.

     Sales of product that we had previously written down, due to inventory on-hand in excess of foreseeable demand and inventory obsolescence, were not significant during the three and nine months ended September 30, 2004 and 2003. These sales did not have a significant impact on gross margin in any of these periods.

Research and Development Expenses (R&D)

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
R&D	$2,165	26.5%	$1,712	$7,417	(0.8)%	$7,477

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

     Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses increased $0.5 million from the third quarter of 2003. The increase in costs during the third quarter of 2004 is due to a combination of $0.1 million in increased costs related to outside engineering and other consulting services related to the development of new products, the absence of a one time refund of $0.2 million received in the third quarter of 2003 related to sales tax paid on engineering development tools in prior quarters and an increase of $0.1 million in employee related costs.

     Research and development costs decreased slightly in the first nine months of 2004 compared to the first nine months of 2003. A decrease of $0.2 million in employee costs relating to the Company’s restructuring undertaken in the second quarter of 2003 and a $0.2 million decrease in the cost of our engineering development tools were offset by an increase of $0.4 million in material costs and outside services related to the development of new products.

Selling, General and Administrative Expenses (SG&A)

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
SG&A	$1,796	14.6%	$1,567	$5,498	(5.8)%	$5,836

     The increase in selling, general and administrative expenses for the third quarter of 2004 compared to the third quarter of 2003 was mainly due to a $165,000 increase in our bad debt reserve. We record changes to our required bad debt reserve as an SG&A expense. The reserve is intended to provide for specific receivables which have become over sixty days past due as well as a provision based on the remaining balances in accounts receivable. During the third quarter of 2004 we increased the reserve to provide for a large customer receivable outstanding for over 90 days and the overall increase in our accounts receivable balance.

     The decrease in selling general and administrative expenses for the first nine months of 2004 compared to the first nine months of 2003 was due mainly to a $0.5 million reduction in employee related expenses resulting from the restructuring that the Company undertook in the second quarter of 2003. The reduction in these expenses was partially offset by the increase in our bad debt reserves of $173,000 during the first nine months of 2004.

Interest and Other Income and Interest and Other Expense

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
Interest and other income	$57	(28.8)%	$80	$166	(30)%	$237
Interest and other expense	$(23)	(63.5)%	$(63)	$(109)	(30.1)%	$(156)

     The decrease in interest and other income for the nine months of 2004 as compared to the nine months of 2003 was primarily due to the decrease in cash balances. Interest and other expense is primarily attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses in the first nine months of 2004 as compared to the first nine months of 2003 is mainly due to the repayment of the mortgage on our San Jose facility, which was repaid in July 2004 when the property was sold.

Provision for Income Taxes

	Three months ended	% Change	Three months ended	Nine months ended	% Change	Nine months ended
	September 30, 2004	2003 to 2004	September 30, 2003	September 30, 2004	2003 to 2004	September 30, 2003
		($ in thousands)			($ in thousands)
Provision for income taxes	14	(36.4)%	$22	$24	(66.7)%	$72

     The provision for income taxes for the three months and nine months ended September 30, 2004 consists mainly of state taxes. The provision for the three months and nine months ended September 30, 2003 consists mainly of taxes incurred by our subsidiary in the United Kingdom and minimum state tax obligations. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended September 30, 2004 was 2.3% and for the nine months ended September 30, 2004 was 0.8%. The effective tax rate for both the three months and nine months ended September 30, 2003 was 0.9%.

Liquidity and Capital Resources

	For the Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(5,867)	$(6,329)
Net cash provided by investing activities	10,308	4,336
Net cash used in financing activities	(1,439)	(51)

Net increase (decrease) in cash and cash equivalents	$3,002	$(2,044)

     Net cash used in operating activities during the first nine months of 2004 was $5.9 million. During the quarter we collected $13.7 million from the sale of goods. Our accounts receivable increased by $2.5 million from December 31, 2003. We did not have any significant change in our credit policies; however, we sold $2.9 million of products in September 2004, and the resulting accounts receivable was not due as of the end of the quarter. Our major uses of cash are operating expenses and cost of product manufactured. Our operating expenses during the first nine months of 2004 were $13.1 million before the gain on sale of our land and buildings of $1.1 million and our cost to manufacture products was $6.1 million, after a decrease in our inventory balance excluding changes in our inventory valuation reserves, of $1.1 million. Our costs to manufacture products consist primarily of purchases of materials and subcontractor services. They also included $0.6 million in operating overhead; consisting mainly of employee expenses, cost of outside services, and materials and expenses related to the transitioning of new products from development to volume manufacturing. Our use of cash for operating expenses and cost of product manufactured was partially offset by an increase in our accounts payable of $0.7 million during the first nine months of 2004.

     Net cash provided by investing activities was due primarily to the sale of our San Jose facilities for approximately $7.0 million during the third quarter. We recognized a net gain on the sale of approximately $1.1 million and the sale generated net cash of approximately $4.6 million, after a $1.9 million mortgage payoff and $0.5 million of closing costs. Other investing activities during these periods consisted primarily of net sales of short-term investments, which totaled $4.2 million for the first nine months of 2004, and $4.8 million for the first nine months of 2003. Capital expenditures consist mainly of the purchase of engineering laboratory equipment and were $0.4 million for the first nine months of 2004, and $0.5 million in the comparable period of 2003. We do not have any major capital projects planned and expect that we will be able to fund our capital needs through the use of our existing cash balances.

     Net cash used in financing activities consists of principal payments on our debt, offset partially by proceeds from the issuance of common stock in connection with the exercise of employee stock options. The mortgage on our San Jose facilities was paid off when the buildings were sold during the third quarter of 2004. Principal mortgage payments on our debt were $2.0 million for the first nine months of 2004 and $0.2 million for the same period of 2003. The use of cash for the principal payments on our debt was partially offset by proceeds from the issuance of common stock in the amount of $0.6 million during the first nine months of 2004 and $0.1 million for the first nine months of 2003.

     Working capital was $16.4 million as of September 30, 2004, compared to $14.2 million as of December 31, 2003. Working capital at September 30, 2004 includes cash and cash equivalents of $11.7 million and short-term investments of $4.8 million.

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

     We have incurred quarterly net losses from June 2000 through June 2004, except for a profit in the third quarter of 2002, which was attributable to an income tax refund. We had a net profit for the third quarter of 2004, including a $1.1 million gain from the sale of our San Jose facilities. Because of those losses, we had an accumulated deficit of $23.2 million as of September 30, 2004.

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

     A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 89% and 83% of net revenue for the three months and nine months ended September 30, 2004, respectively, and approximately 88% and 81% of net revenue for the comparable periods in 2003. Two customers, Uniden Corporation and VTech, together accounted for 69% of our net revenue for the third quarter of 2004. Sales to domestic distributors accounted for approximately 4% of net revenue for the three months and nine months ended September 30, 2004, respectively, and approximately 5% for both of the comparable periods in 2003. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 96% and 95% of net revenue for the three months and nine months ended September 30, 2004, respectively, and 93% and 92% of net revenue for the comparable periods in 2003. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in regulations and laws of foreign governments and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability; and

•	the effects of the terrorist attacks on the United States, the war in Iraq, the United States’ war on international terrorism, a recurrence of global health scares and any related conflicts or similar events worldwide.

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

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2004 and September 26, 2004, our stock price has traded as high as $7.95 on January 28, 2004, and as low as $4.65 on May 11, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the computer networking equipment and wireless markets;

•	governmental regulation and legislation including new rules on equity based compensation; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans’ shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options granted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of September 30, 2004, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. We intend to hold our fixed income investments until maturity and, therefore, do not expect to recognize an adverse impact from interest rate changes on income or cash flows. If market interest rates were to increase immediately and uniformly by 10% as of September 30, 2004 and September 30, 2003, the decline in the fair value of the portfolio would not be material.

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

     We are in the process of documenting and evaluating our internals controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We are not required to be in compliance with Section 404 until December 2005.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The registrant’s Annual Meeting of Stockholders was held on August 4, 2004.

     The following actions were taken at the annual meeting:

     1. The following Directors were elected

	For	Withheld
Timothy Richardson	11,572,147	265,990
David Gellatly	11,572,287	265,850
Laura Perrone	11,572,147	265,990
William Pohlman	10,448,787	1,389,350
Joseph Rizzi	11,572,287	265,850
A. Thampy Thomas	11,572,147	265,990

     2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004 was approved.

For	Against	Abstain
11,629,334	205,650	3,153

Item 6. Exhibits

     Exhibits:

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 11, 2004)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

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

MICRO LINEAR CORPORATION

Date: November 10, 2004	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Office
(Principal Executive Officer)

Date: November 10, 2004	By	/s/ MICHAEL W. SCHRADLE

Michael W. Schradle
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
2.1	Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on August 11, 2004)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

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