Form 10-K
period 2005-01-02
MICRO LINEAR CORP /CA/
filed 2005-04-04
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Company, as of June 25, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $5.74 per share on the Nasdaq National Market on such date), was approximately $52,989,068. Shares of Common Stock held by each executive officer and director and shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings), have been excluded, in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2005, net of shares held in treasury, was 12,461,973.

FORWARD LOOKING STATEMENTS
      When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, “designed to,” “allows,” “can,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods, and include statements regarding the growth of markets for our digital wireless solutions, types of radios and basebands, our objective to become a leading provider of digital wireless solutions for many large global markets, our strategic initiatives to achieve that objective, including our focus on becoming a major provider of wireless semiconductors in the ISM and PCS bands, developing products based on existing intellectual property, developing customer partnerships and major strategic relationships in our target markets, increasing the number of customers and design wins by applying our digital wireless expertise to markets and applications other than digital cordless telephones, developing evaluation tools and reference designs to enable companies to quickly and efficiently implement wireless connectivity in their products using our wireless integrated circuits, using our high volume manufacturing and testing expertise to deliver cost effective products with rapid time to market and the anticipated benefits of these initiatives, our beliefs that the market for wireless consumer electronics, communications and industrial products is one of the most promising potential growth segments of the wireless semiconductor industry, the features and benefits and market acceptance of our products and technology, including our transceivers, our production-ready reference designs, silicon media conversion devices for Ethernet networks and application-specific radio solutions, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies, the advantages of our use of outside foundries, our intent to spend significant resources on new product and technology development, including wireless semiconductors in the three major ISM bands, our intent to broaden our markets into streaming applications, leverage our existing intellectual property in the development of new products and to develop customer and strategic relationships in our target markets, expected expenses, including research and development and selling, general and administrative functions, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, and the amount and timing of new product shipments, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will account for a significant percentage of our revenue for the next 12 months, our expectations regarding trends in our future gross margin, average selling prices for our wireless product and networking products, erosion in demand for our legacy networking products, our expectation that Uniden will continue to be our largest customer for the next 12 months, our belief that trade payable balances will continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses and our beliefs as to the adequacy of our existing cash resources.
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

PART I

Item 1.	Business
General
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products, serving a global market. Our products are used in many streaming wireless consumer applications such as digital cordless phones, PHS (Personal Handyphone System) handsets, wireless home theater speakers and headphones, security cameras, video game controllers, cordless headsets, digital baby monitors, computer peripherals, and other personal electronic appliances. Industrial applications that incorporate our products include lighting controls, home automation products, heating and cooling controls, vending machine controls, automatic meter reading devices, environmental monitoring devices and mesh networking nodes.
      Our products are used in designs that replace wires to transfer information. We believe wireless connectivity offers freedom of mobility, flexibility of configuration, and significant infrastructure installation cost savings. An increasing number of products that were traditionally wired are now increasingly being designed as wireless, including telephone handsets, cell phone headsets, video game controllers, audio headphones and speakers, and computer peripherals. We believe that the benefits of these digital wireless solutions, combined with the cost-effectiveness of our products, will result in significant market growth for our products as more and more applications adopt digital wireless connections.
      Our objective is to become a leading provider of digital wireless solutions for many large global markets. To meet this objective, we have embarked upon a number of strategic initiatives:

•	We are focused on becoming a major provider of wireless semiconductors in the ISM (unlicensed Industrial, Scientific and Medical) and PCS (Personal Communications Services) bands which include: 900 MHz, 2.4GHz, and 5.8GHz as well as 1.9GHz for PHS/ PCS. These transceivers can be used in many wireless applications such as: PHS handsets, cordless telephones, datacards, headsets, streaming wireless applications such as wireless speakers and headphones, security cameras and game controllers.

•	We plan on developing new products that draw heavily on existing intellectual property. This reduces technical risk and development cycle time. These products are specifically defined, where possible, to allow them to address overlapping market segments to maximize sales volume, return on investment and market awareness.

•	We plan on developing customer partnerships and major strategic relationships with industry-leading companies in our target market segments. We believe engaging with committed customers early in product development results in competitive product definitions, accelerated production ramps, and higher probability of commercial success.

•	We have developed user-friendly evaluation tools and numerous production-ready reference designs that we believe will enable companies with limited wireless design expertise to quickly and efficiently implement wireless connectivity in their products using our integrated circuits. We believe these reference designs can also reduce the engineering costs associated with designing a wireless product that will meet the requirements of various international regulatory bodies.

•	We intend to use our high volume manufacturing and testing expertise to enhance our competitive strength in delivering cost effective products with rapid time-to-market in the appropriate process technology.

Markets and Products

Wireless Consumer, Communications, and Industrial Products
      Digital wireless connectivity requires a radio frequency, or RF, physical interface and a baseband controller, the complexity of which depends on the specific application. The RF interface typically consists of an RF front end (power amplifier, low noise amplifier and switch), RF transceiver, and modem. The baseband controller provides an interface to the digital data source, control of the radio operation, and application support. We currently provide the RF transceiver and the RF front end, with the balance of the solution provided by other vendors, who in many cases have formed strategic marketing relationships with us. We believe our transceivers provide significant benefits to our customers, including lower cost, smaller form factor, higher data rates, enhanced range of operation, and an overall lower bill of material.
      During 2004, our wireless RF transceiver products represented approximately 74% of our net revenue, compared to 64% in 2003 and 62% in 2002. We have delivered over 25 million RF transceivers that can now be found in digital cordless telephones, cordless headsets, video game controllers, and other digital wireless products.
      During 2004, we expanded our customer base for RF transceivers to include additional digital cordless telephone vendors, video game controller suppliers, wireless headset manufacturers, and computer peripherals vendors. Products intended for the U.S. market use the unlicensed 5.8GHz and 900MHz frequency band, while wireless products designed for worldwide use operate at 2.4GHz. We began shipping our 5.8GHz product in high volume in 2004. This product is used in 5.8GHz digital cordless telephones targeted at the U.S. market.
      A growing number of manufacturers have emerged who do not have the capability, or the desire, to design a wireless product starting at the component level. To achieve design wins with these emerging manufacturers, we have significantly increased our customer support tools through the creation of production-ready reference designs. Currently, we offer four distinct reference designs that customers can copy or modify to allow them to easily integrate digital wireless connectivity into their products. Two designs operate at 900MHz: a less expensive low power (0dBm output power) radio, and a higher power (18dBm) version. Two operate at 2.4GHz, again with one design intended for shorter range, lower priced sockets and the second targeting maximum range applications. All of these solutions are pre-scanned for compliance to the Federal Communications Commission rules for use in the unlicensed frequency bands. We anticipate that we will continue to expand our reference designs for our 5.8GHz and PHS transceiver products.
      Our efforts in designing and testing these reference designs have afforded our engineers a good insight into the design issues confronted by our prospective customers, which we believe should assist us in making our new products more valuable to our customers. We intend to continue to develop application-specific reference designs based on our RF transceivers and other new products to support our customers’ engineering teams and to address additional market segments and customers.

Media Conversion Products
      We offer media conversion products that enable implementation of cost effective fiber to the home or FTTH systems. Two existing industry standards define Ethernet protocols over twisted pair copper media: 10Base-T for 10Mbps and 100Base-TX for 100Mbps. A low-cost silicon solution called a media converter provides the required signal conversion at each point where the twisted pair copper media interfaces to fiber media.
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

Sales and Distribution
      Our focus is on engaging large original equipment manufacturer customers, or OEMs, who incorporate wireless technologies into products targeted at high volume markets. To enable us to win business at these large accounts, our direct sales force focuses on key accounts. Sales to certain of our OEM customers do not carry return privileges and we recognize revenue for these sales upon shipment.
      We address smaller customers via a network of domestic and international representatives and distributors who specialize in RF components. In 2004, our domestic sales represented approximately 6% of net revenue, compared to 9% and 11% in 2003 and 2002, respectively. We offer our domestic distributors product return privileges and, in the event we lower the prices of products sold to distributors, we guarantee price protection on unsold inventory. We defer recognition of revenue and gross margin derived from sales to our domestic distributors until the distributors resell our products to their customers. Some sales to domestic distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      Outside the United States, our products are sold both directly to international customers and through distributors. International sales accounted for approximately 94%, 91% and 89% of our net revenue in 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant portion of product sales for the foreseeable future, as more and more electronics manufacturing is concentrated in the Pacific Rim. On a portion of our sales to international distributors, we offer product return privileges and, if we lower the prices of our products, we guarantee price protection on unsold inventory, which is standard in the semiconductor industry. We defer revenue from this portion of shipments to international distributors until these distributors notify us of product sales to their customers. Some sales to international distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      During 2004, sales to OEMs represented 86% of our net revenue, and sales through our distribution channel represented 14% of net revenue. While sales to our largest customer pass through an international distributor, we classify these sales as OEM sales since the distributor does not fulfill a traditional distributor stocking role. However, we defer revenue until this international distributor has resold the product to the end customer.
      A relatively small number of large customers have accounted for a significant portion of our net revenue in each of the past several years. During 2004, 2003 and 2002, our top ten customers, excluding domestic distributors, together accounted for approximately 82%, 77% and 79% of net revenue, respectively. During 2004, one customer, Uniden Corporation, accounted for 55% of our total sales and sales to Giant Electronics Limited (a subcontractor for Plantronics, Inc.), our second largest customer, accounted for 10% of our total sales. Seasonal demand characterizes the consumer electronics market, including Uniden’s digital cordless telephones, which incorporate our transceivers. We expect Uniden to continue to account for a significant portion of our sales in 2005. Sales to Uniden are subject to the same seasonality of demand and to all of the inherent variability of the consumer electronics market. We expect that sales to Giant Electronics will also account for a significant portion of our sales in 2005.
      During 2004, 2003 and 2002, all of our net revenue was derived from sales of products for the wireless communications market and the computer networking market. During 2004, 2003 and 2002 wireless shipments accounted for approximately 74%, 64% and 62% of net revenue. Sales of our products to network equipment manufacturers accounted for approximately 26%, 36% and 38% of our net revenue in 2004, 2003 and 2002, respectively.
Backlog
      We do not believe that backlog is a meaningful indicator of our future business prospects, due to the significant percentage of orders received and shipped within the same quarter and the ability of our customers to cancel or reschedule orders outside a thirty-day period without significant penalty.

Technology
      We believe our success and sustainable competitive advantages depend on the acceptance and continued development of our core technologies. Technologies that we believe give us a competitive advantage include:

•	Design expertise and experience at 5.8GHz frequencies;

•	Design expertise and experience integrating power amplifiers into our transceivers, which offer lower cost, smaller designs and greater simplicity in overall system design;

•	Low intermediate frequency radio transceivers, which offer cost-effective, high integration, programmable radio solutions with minimal external components;

•	Automatically calibrated active circuits that reduce manufacturing cost and complexity, and result in higher production yields;

•	High performance RF, analog mixed signal, and digital circuit designs using silicon germanium, (SiGe), and standard BiCMOS technologies; and

•	Advanced packaging to reduce the cost and enhance the performance and functionality of our radio solutions.
      We use standard process technologies available from leading semiconductor foundries. Silicon technologies currently used or being implemented in new designs include:

•	0.18 micron and 0.35 micron SiGe for advanced RF transceivers; and

•	0.6 micron BiCMOS for low cost transceivers and media converters.
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
      We believe that using outside foundries and other manufacturing services enables us to focus on our design strengths, minimize fixed costs and capital expenditures, and access diverse manufacturing technologies. We depend on silicon foundries located in the United States, Singapore and Japan for products currently in production as well as those currently being designed. Other manufacturing processes are performed by companies in the United States, Malaysia, Korea, Hong Kong, Singapore, and the Philippines.
Research and Development
      We employ state of the art integrated circuit development software tools in order to shorten development cycles and accurately simulate the performance of our designs before committing to costly and time-consuming silicon fabrication. These tools represent a significant portion of our research and development budget. Our product development strategy focuses on highly integrated silicon solutions, employing a modular design to allow for use in a broad range of applications, enabling us to address multiple markets quickly with similar platforms.
      As silicon technology advances, new processes enable higher levels of performance while existing processes become more cost effective. We watch these trends closely in order to provide the highest performance and most cost effective solutions to our customers.
      In May 2003, we undertook a restructuring that consolidated most of our design activities into our San Jose, California headquarters. Our engineering design center in San Jose is involved in the development of advanced communications circuits and systems for wireless markets. Device validation, characterization, reliability testing, and automatic test equipment test development activities are also located in San Jose. In addition to our San Jose engineering organization, we also have a small design group in Salt Lake City, Utah.
      Research and development expenses were $9.5 million, $10.0 million, and $15.7 million in 2004, 2003, and 2002, respectively. We reduced engineering headcount as part of our overall restructuring efforts in 2003. In planning these reductions, we carefully reviewed and focused our product roadmap. We expect to continue spending significant funds on research and development activities to deliver leading edge products that have the promise of volume shipments within a short time following their introduction.
Competition
      The semiconductor industry is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The market segments in which we participate are intensely competitive, and many semiconductor companies presently compete, or could compete, in one or more of our target markets. Our principal competitors are National Semiconductor, Infineon, Philips, Texas Instruments, DSP Group, Atheros, and Atmel. Many of our competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources. In addition, many of our competitors maintain their own wafer fabrication facilities, which provide them with a competitive advantage.
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
      During 2004, we continued to expand our product development partnership with Oki Electric Industry Co., Ltd. We believe that this relationship, as well as other less formal development partnerships that we have recently engaged in, will result in more optimized and complete application-specific radio solutions. The availability of such solutions should result in greater acceptance of our digital wireless products as well as shorter development cycle times for our customers.
      The acceptance of future products will depend on their direct applicability to the intended market, their cost-effectiveness, and the availability of easily implemented systems-level solutions based on these products. Larger competitors with larger development staffs, larger research and development budgets, and access to more technologies could deliver competitive products with improved feature sets, more products with differentiated feature sets and/or complete chipsets or system solutions, thus providing them a distinct competitive advantage.
Patents and Licenses
      Our success depends, in part, on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products, procedures, development tools and testing tools. To that end, we own certain patents and intend to continue to seek patents on our inventions when appropriate. We own eight U.S. patents, and have nine U.S. patent applications. We own two foreign patents, and have thirteen foreign applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to forty-five U.S. patents, three foreign patents, seven U.S. patent applications, and three foreign patent applications. We believe that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, we depend primarily on the technical competence and creativity of our technical workforce.
      We have not currently licensed any third parties to manufacture our products. We have no current plans to grant product licenses with respect to any products; however, we may find it necessary to enter into product licenses in the future. We have granted nontransferable, limited process licenses to each of our foundries to utilize our proprietary processes to manufacture our products.

Employees
      As of December 31, 2004, we had 56 full-time employees, ten of whom were engaged in manufacturing (including test development, quality and materials functions), 29 in research and development, eight in marketing, applications and sales, and nine in finance and administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.
Available Information
      We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
      Our Web site is http://www.microlinear.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our Web site is not incorporated by reference unless specifically referenced herein.

Item 2.	Properties
      In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs. We have entered into a one year lease agreement with the new owners to lease back a portion of the facilities as we search for a new location for our headquarters. We currently lease 32,000 square feet of space and our lease expires at the end of July 2005. Due to the high vacancy rates for commercial space in the San Jose California area, we do not foresee any difficulty in our ability to find sufficient space at the expiration of our lease.

Item 3.	Legal Proceedings
      From time to time we receive correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may adversely affect our business. The defense of lawsuits or other actions could divert our management’s attention away from running our business. In addition, negative developments with respect to litigation could cause the price of our common stock to decline significantly. There are no lawsuits pending at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
      The following table sets forth the highest and lowest sale prices of our Common Stock over the last eight quarters, as reported in the Nasdaq National Market. Our Common Stock is listed on the Nasdaq National Market under the symbol “MLIN.”
Common Stock Prices

	High	Low

Fiscal Year 2004
Fourth Quarter	$5.65	$4.09
Third Quarter	6.38	5.03
Second Quarter	6.90	4.65
First Quarter	7.95	5.50
Fiscal Year 2003
Fourth Quarter	$6.70	$2.68
Third Quarter	3.41	2.78
Second Quarter	3.89	2.47
First Quarter	4.00	3.05

Approximate Number of Common Equity Security Holders

	Approximate Number of
	Record Holders
Title of Class	(As of December 31, 2004)

Common Stock, $0.001 Par Value	222	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.

Dividend Policy
      We have not paid or declared cash dividends on our Common Stock within the past five years and do not anticipate paying any cash dividends in the foreseeable future. Any determination with respect to the payment of dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans
      The information required by this Item is included under Item 12 of Part III of this Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data for the five-year period ended December 31, 2004 should be read together with our Consolidated Financial Statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	December 31,

	2004	2003	2002	2001	2000

		(In thousands, except per share data)
Statement of Operations Data:
Net revenue	$20,637	$20,696	$28,700	$22,085	$37,699
Gross margin	$11,534	$9,440	$16,394	$11,825	$18,372
Loss from operations	$(4,183)	$(10,410)	$(8,383)	$(13,783)	$(13,266)
Net loss	$(4,065)	$(10,407)	$(2,848)	$(16,159)	$(11,786)
Net loss per share
Basic and Diluted	$(0.33)	$(0.85)	$(0.24)	$(1.35)	$(1.01)
Weighted average shares used in per share computations
Basic and Diluted	12,400	12,231	12,088	11,935	11,635

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Working capital	$16,335	$14,226	$24,255	$24,575	$38,110
Total assets	$20,925	$27,438	$39,022	$44,513	$62,580
Long-term obligations, less current portion	$—	$—	$2,064	$2,308	$2,547
Stockholders’ equity	$16,822	$20,112	$30,310	$32,806	$48,008

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statement, including those discussed in “Forward-Looking Statements”. These statements are subject to risks and uncertainties which may cause actual results to differ materially from those discussed in these statements, including risks and uncertainties discussed under “Factors That May Affect Future Operating Results.”
Overview
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products serving a global market. These transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances. Headquartered in San Jose, California, Micro Linear’s products are available through its authorized representatives and distributors worldwide.
      We were founded in 1983, and until 2000 we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 74% of net revenue for 2004 compared to 64% of net revenue for 2003. We expect the revenue contribution from wireless products to continue to increase as a percentage of total revenue.
      In October 2002, we announced that in order to better align our product development activities with our revenue-producing markets, we would stop development of 802.11a broadband wireless products. The realignment process included redirecting certain engineering activities, and reorganizing sales, marketing and applications to strengthen major account support. As part of the realignment, we reduced our workforce by 39 employees. On May 19, 2003, we undertook a restructuring effort that eliminated approximately 37 additional positions in all operational segments of the Company, and consolidated some functions at our San Jose headquarters.
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
      As a result of competitive pricing pressures we may experience lower margins in our wireless products, and we expect these pricing pressures to continue. In addition, the wireless and computer networking markets have undergone a period of rapid growth and consolidation in recent years. Although sales of our legacy networking products continue to decline as expected, we are still dependent on sales to computer network equipment manufacturers to continue. As a result, our business would suffer in the event of a significant slowdown in the networking equipment market. We intend to try to offset this decline in networking revenue by continuing to introduce new wireless products.
      The wireless and computer equipment networking markets in which we compete are characterized by continuing technological advancement, changes in customer requirements, and evolving industry standards. To address these challenges, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability, are cost effective, and brought to market in a timely manner. Sales to one wireless customer, Uniden Corporation (Uniden), represented 55% of our total revenue during 2004 and we expect will represent a significant portion of our revenue during 2005. We are dependent on our relationship with Uniden and as a result our business would also suffer in the event of a significant slowdown in Uniden’s business.
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
      To address these challenges, we intend to pursue various opportunities. For example, we intend to continue to spend significant amounts of resources on new product and technology development, predominately wireless semiconductors. We intend to broaden our markets into many streaming wireless applications such as PHS transeivers, wireless speakers and headphones, security cameras, game controllers, cordless headsets and cordless telephones. We also intend to leverage our existing intellectual property in the development of new products to reduce technical risk and development cycle time and to develop customer and strategic relationships in our target markets to strengthen our competitive position.
Critical Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of our consolidated financial statements.
      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating accrued liabilities and allowance for doubtful accounts;

•	Inventory and related allowance for obsolete and excess inventory;

•	Accounting for income taxes; and

•	Valuation of long-lived and intangible assets

Revenue Recognition
      We recognize revenue for product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed, title has transferred, and collection of the resulting receivable is reasonably assured. Sales to our OEM customers are made without return privileges and revenue on these sales is recognized upon shipment. We defer recognition of revenue from sales of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is also deferred and included in our inventory balances. Revenue and cost of product is recognized when the distributor resells the product to its customers. Some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      We record estimated reductions to revenue for expected product returns. In determining the amount of the allowance, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. There were no allowances for returns recorded at December 31, 2004.

Estimating Accrued Liabilities and Allowance for Doubtful Accounts
      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of accrued liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.
      We perform ongoing credit evaluations of our customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer’s financial statements, credit rating, bank and credit references. We do not generally require collateral from the customer. For certain international customers, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on management’s review of individual accounts. The accounts receivable balance was $2.9 million, net of allowance for doubtful accounts of $139,000, as of December 31, 2004. An unexpected change in a major customer’s ability to meet its obligation could have an adverse material effect on our financial position and results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory
      We value inventories at the lower of standard cost or market. Standard costs are adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for our products in light of projected sales, current market conditions, and market trends. If a significant, unanticipated decrease in demand for our products or significant technological development occurs, we may deem it necessary to provide for additional inventory reserves, which may have a material adverse impact on our gross margin. For inventory for which a reserve is provided, we do not release the reserve until the inventory is sold or otherwise disposed of.

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
      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a full valuation allowance of $15.9 million as of December 31, 2004, due to uncertainties related to the ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or release existing allowances, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets
      We evaluate the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs. In fiscal year 2002, we wrote down $0.4 of impaired capitalized software primarily due to the discontinuation of the 802.11a broadband wireless program.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 will be effective in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 will be effective for nonmonetary transactions in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our financial position or results of operations.
Results of Operations

Revenue
      We recognize revenue from product shipped directly to OEM customers at the time of shipment. Sales to our OEM customers are made without return privileges. During 2004, our top ten OEM customers collectively accounted for approximately 80% of net revenue. We defer recognition of revenue and costs of our products to distributors until the distributor resells the product to its customers. However, some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      Sales to Uniden, our largest customer, pass through an international distributor, and are recognized as revenue upon the distributor’s resale to the end customer. However, these sales are classified as OEM in our percent of net revenue presentation, since the distributor does not fulfill a traditional distributor-stocking role for this customer. In 2004, sales through domestic distributors represented 5% of net revenue. Total international sales through international distributors, exclusive of sales to Uniden, represented 9% of net revenue.

Results of Operations
      The following table presents certain consolidated statements of operations data for the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	(In thousands)
Net revenue
Wireless	$15,257	73.9%	$13,225	63.9%	$17,924	62.5%
Networking	5,380	26.1%	7,471	36.1%	10,776	37.5%

Total net revenue	20,637	100.0	20,696	100.0	28,700	100.0
Cost of goods sold	9,103	44.1	11,256	54.4	12,306	42.9

Gross margin	11,534	55.9	9,440	45.6	16,394	57.1
Operating expenses:
Research and development	9,469	45.9	9,966	48.1	15,739	54.8
Selling, general and administrative	7,220	35.0	7,362	35.6	8,661	30.2
Gain on sale land and buildings	(1,138)	(5.5)	—	—	—	—
Fixed asset impairment and restructuring charges	166	0.8	2,522	12.2	377	1.3

Total operating expenses	15,717	76.2	19,850	95.9	24,777	86.3
Loss from operations	(4,183)	(20.3)	(10,410)	(50.3)	(8,383)	(29.2)
Interest income and other, net	142	0.7	81	0.4	427	1.5

Loss before income taxes	(4,041)	(19.6)	(10,329)	(49.9)	(7,956)	(27.7)
Provision (benefit) for taxes	24	0.1	78	0.4	(5,108)	(17.8)

Net loss	$(4,065)	(19.7)%	$(10,407)	(50.3)%	$(2,848)	(9.9)%

Net Revenue

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	(In thousands)
Wireless	$15,257	15.4%	$13,225	(26.2)%	$17,924
Networking	5,380	(28.0)%	7,471	(30.7)%	10,776

Total	$20,637	(0.3)%	$20,696	(27.9)%	$28,700

      Net revenue for 2004 was $20.6 million, essentially flat with net revenue for 2003. Wireless product revenue, however, increased 15% in 2004 over 2003. The increase in wireless product revenue was mainly due to the 36% increase in our average selling prices compared to 2003, driven mainly by the higher average selling price of our high volume 5.8GHz product, the ML5800, as compared to the average selling price of our 2.4GHz product, the ML2724 that was shipping in volume throughout 2003. Also, in the third quarter of 2004, we began shipping our ML5824 transverter in volume, and demand for our 900MHz product, the ML2722, remained strong throughout 2004. The increase in wireless product revenue was achieved despite an overall decrease of 15% in the unit shipments of these products. We expect erosion in average selling prices of our wireless products over the coming year as our ML5800 and ML5824 products mature.
      Net revenue from our networking products decreased significantly, as expected, due mainly to the continuing fall off in the demand for our legacy networking products as they approach end-of-life. Unit shipments of our networking products decreased 16% during 2004 as compared to 2003, and the average selling prices of these products decreased 14% in 2004 as compared to 2003 due to a shift in product mix. We expect that the average selling prices of networking products will stabilize over the coming year but we anticipate that the erosion in demand for our legacy networking products will continue, resulting in lower networking product revenue.
      Net revenue for 2003 decreased 28% as compared to net revenue for 2002. Wireless product revenue decreased in 2003 as compared to 2002 despite a 9% increase in unit shipments during 2003 as we experienced significant price erosion in our volume 2.4 GHz product, the ML2724. The decrease due to the price erosion experienced in 2003 was offset only slightly by an increase in volume shipments.
      International revenue for 2004 totaled $19.5 million, or 94% of net revenue, compared to $18.9 million, or 91% of net revenue, for 2003, and $25.4 million, or 89% of net revenue, for 2002. Domestic revenue was approximately 6% of net revenue for 2004, compared to 9% for 2003 and 11% for 2002. We expect that international revenue will continue to account for the substantial majority of our total revenue in 2005.
      In fiscal 2004, Uniden Corporation and Giant Electronics Limited (a subcontractor for Plantronics) accounted for 55% and 10% of net revenue, respectively. In fiscal 2003 and 2002, Uniden Corporation accounted for 56% of net revenue. Although our strategy is to engage large customers for new design wins, we expect that Uniden Corporation will continue to be our largest customer during the next twelve months.

Gross Margin

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	(In thousands)
Gross Margin	$11,534	22.2%	$9,440	(42.4)%	$16,394
% of Net Revenue	55.9%		45.6%		57.1%
      Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test subcontractors. Gross margin is also affected by increases in inventory provisions required for excess and obsolete inventories.
      Our gross margin for 2004 increased 10% over 2003, despite being negatively impacted during the year due to $0.4 million in charges for write-downs in inventory related to excess quantities of certain of our legacy networking products and certain wireless products.
      Gross margin for wireless products was 51% for 2004 as compared to 33% for 2003 and gross margin for networking products was 68% for 2004 as compared to 72% for 2003.
      The increase in wireless product gross margin was primarily due to the 36% increase in average selling prices and a 13% decrease in direct unit product costs. The growth in our average selling prices was driven primarily by sales of our ML5800, which began shipping in volume during the second quarter of 2004. The decrease in our direct unit product cost during 2004 was primarily due to our ability to maintain high yields in the manufacture of our ML5800 product and our ability to achieve high yields on our ML5824, which we began producing in volume during the third quarter of 2004. Comparatively, during 2003, wireless product gross margin was negatively impacted by continued significant erosions in average selling prices and higher unit product costs due to the low yields on the ML2724, our 2.4GHz wireless product that was shipping in high volumes during 2003. During 2004 we incurred $0.2 million in charges due to increases in our inventory provisions for certain legacy wireless products. These charges impacted the wireless product gross margin by 1% in 2004. Sales of previously written down wireless inventories were not significant during 2004.
      The networking product gross margin percentage decreased 4 percentage points during 2004. This decrease in margin was mainly due to a decrease of 14% in the average selling prices of these products, resulting primarily from a shift in product mix. The decrease in networking product average selling prices was offset partially by a 16% decrease in direct unit product costs. During 2004 we incurred $0.2 million in charges due to increases in our inventory provisions for certain legacy networking products. These charges impacted the networking product gross margin by 4% in 2004. Sales of previously written down networking inventories were $0.1 million in 2004. These sales increased the gross margin of networking products by 2% during 2004.
      Production overhead costs increased 26% in 2004 as compared to 2003, driven primarily by production start-up costs at two of our test subcontractors in 2004. Production overhead costs represented 12% of total product costs in 2004, up from 9% of total product costs in 2003. We expect that production overhead costs will decrease slightly as a percentage of revenue over the coming year.
      The decrease in gross margin in 2003, compared to 2002, resulted mainly from the decrease in the average selling prices of our wireless products and to a lesser extent the shift in product mix of our networking products. The margin decreases were slightly offset by decreases in manufacturing subcontract costs realized through a combination of a decrease in the costs of our silicon wafers and efficiencies realized in the costs to test our products. In addition, gross margin was negatively impacted in 2003 by low yields on our ML2724 product that was shipping in high volume, in the second and third quarters. These manufacturing problems were identified and fixed during the fourth quarter of 2003. During 2003 we incurred $0.1 million in charges due to increases in our inventory provisions for certain legacy wireless products. These charges impacted the wireless product gross margin by 1% in 2003. Sales of previously written down inventories were not significant during 2003.
      Fixed manufacturing overhead spending decreased by $0.6 million in 2003 as compared to 2002 but remained at 9% of net revenue in both of these periods due to the overall decrease in revenue in 2003 as compared to 2002.

Research and Development Expenses (R&D)

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

		(In thousands)
R&D	$9,469	(5.0)%	$9,966	(36.7)%	$15,739
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
      Research and development costs decreased 5% in 2004 as compared to 2003, a total cost reduction of $0.5 million. Employee related costs, consisting mainly of wages and benefits, decreased $0.3 million, and facility expenses decreased by approximately $0.3 million, due mainly to the action taken to reduce engineering headcount and consolidate facilities as part of our overall restructuring efforts undertaken in May 2003. In addition, costs of laboratory equipment and software design tools decreased slightly over $0.3 million in 2004 as compared to 2003, mainly due to a reduction in depreciation expense and amortization on capitalized software, also resulting from our May 2003 restructuring efforts, and a renegotiation of certain software license agreements. These cost reductions were partially offset by an increase in other costs of $0.4 million, primarily related to development of new products.
      The decrease in our 2003 expenses compared to 2002 was mainly due to our restructuring efforts implemented in May 2003. We reduced engineering headcount as part of these restructuring efforts and consolidated most of the design and testing activities in our San Jose headquarters and a small design group located in Salt Lake City, Utah.
      We expect to continue spending significant funds on research and development activities to deliver leading edge products that have a promise of high volume shipments within a short time following their introduction.

Selling, General and Administrative (SG&A)

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	(In thousands)
SG&A	$7,220	(1.9)%	$7,362	(15.0)%	$8,661
      The decrease in selling general and administrative expenses in 2004 compared to 2003 was due mainly to a $0.4 million reduction in employee related expenses resulting from the restructuring that we undertook in the second quarter of 2003 and $0.3 million in reduced marketing prototype costs in 2004 compared to 2003. The reduction in these expenses was partially offset by an increase in our bad debt expense of $0.2 million in 2004 compared to 2003, an increase in consulting expenses of $0.2 million resulting primarily from our Sarbanes-Oxley Act Section 404 implementation project, and an increase in travel expenses of $0.2 million related to the introduction of new products.
      The decrease of $1.3 million in 2003 selling, general and administrative expenses, as compared to 2002, was primarily a result of the restructuring efforts we undertook in May 2003 and the associated headcount reductions across all selling, general and administrative functions. These cost reductions were offset somewhat by the increase in costs associated with marketing prototypes for new products.
      We expect that selling, general and administrative expenses will increase over the coming year as we incur higher consulting, auditing and legal expenses related to the cost of complying with the Sarbanes-Oxley Act.

Fixed Asset Impairment, Restructuring Charges and Sale of Land and Buildings
      In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to an unsolicited offer to purchase our facilities, continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value.
      In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs.

      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The activity in our restructuring reserve, consisting of restructuring charges and related utilization, for the fiscal year ended December 31, 2004 is shown in the table below. In 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004. When these facilities were vacated, the related accrued rent was reclassified to our restructuring reserves. The remaining balance of the reserve relates to our continuing charges for rent and leased equipment obligations.

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—
Additional provisions	689	373	1,062
Utilizations	(663)	(373)	(1,036)

Balance, December 31, 2003	26	—	26
Additional provisions	—	166	166
Reclassification	—	82	82
Utilizations	(26)	(99)	(125)

Balance, December 31, 2004	$0	$149	$149

      We recorded restructuring charges in 2003 of approximately $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. We did not maintain any restructuring reserves at the beginning of 2003 but had a $26,000 ending reserve balance to provide for employee severance costs that had been incurred but not paid during 2003.
      During 2002 we recognized $0.4 million in asset impairment charges relating to capitalized software that was purchased specifically for our 802.11a development project that was cancelled in October 2002.

Interest and Other Income and Interest Expense

		% Change		% Change
	2004	2003 to 2004	2003	2002 to 2003	2002

	(In thousands)
Interest and other income	$252	(15.2)%	$297	(56.5)%	$683
Interest and other expense	$110	49.1%	$216	(15.6)%	$256
      The decrease in interest and other income from 2003 to 2004 and from 2002 to 2003 was primarily due to the reduction in interest income affected by changes in our cash balances. The decrease in interest and other expense from 2004 to 2003 is mainly due to the repayment of the mortgage on our San Jose facility, which was repaid in July 2004 when the property was sold.

Provision (Benefit) for Income Taxes

	% Change		% Change
2004	2003 to 2004	2003	2002 to 2003	2002

(In thousands)
$24	69.2%	$78	(98.5)%	$(5,108)
      Our effective tax rate was 0.6% for 2004, 0.8% for 2003 and a 64% tax benefit for 2002. The provision for the twelve months ended December 31, 2004 consists mainly of minimum state tax obligations and minor taxes incurred by our subsidiary in the United Kingdom. The 0.8% effective tax rate for 2003 is primarily due to the recording of a valuation allowance against our deferred tax asset as of December 31, 2003 and taxes associated with our UK operations. The 64% effective rate for 2002 is primarily due to tax refunds resulting from a tax law change in 2002 that allowed us to carryback net operating losses to prior years.
Liquidity and Capital Resources

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net cash used in operating activities	$(6,659)	$(7,204)	$(2,106)
Net cash provided by (used in) investing activities	10,266	5,173	(2,029)
Net cash provided by (used in) financing activities	(1,390)	(67)	48

Net increase (decrease) in cash and cash equivalents	$2,217	$(2,098)	$(4,087)

Net Cash Used in Operating Activities
      Cash used by operating activities during 2004 was due mainly to our net operating loss of $4.1 million, which was net of a gain of $1.1 million from the sale of our San Jose facilities in July 2004. Excluding this gain our net operating loss was $5.2 million. Our major uses of cash are operating expenses and cost of product manufactured. During 2004 the major additional uses of cash were an increase of accounts receivable of $2.0 million, due primarily to higher sales in December 2004 as compared to 2003, and a decrease of $1.1 million in our trade payables at December 31, 2004 as compared to 2003. We expect trade payable balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses. These uses were partially offset by non-cash depreciation and amortization charges of $0.6 million, and the inventory provision charge of $0.4 million.
      Cash used in operating activities during 2003 was primarily due to our $10.4 million net loss, offset by a non-recurring non-cash charge of $1.5 million recorded for impairment in the value of our San Jose facilities, non-cash restructuring charges of $0.4 million, and non-cash depreciation and amortization charges of $0.9 million. In addition, during 2003 we collected $1.4 million in income tax refunds due to net operating loss carrybacks that were recorded in 2002. Cash used in operating activities during 2003 also included cash provided by an increase in our accounts payable balances of $0.6 million, $0.4 million of which related to a customer refund due for products which were returned in December. These favorable cash items were offset by a decrease in deferred revenue of $1.4 million due primarily to lower stocking levels at our largest distributor and a $0.4 million decrease in accrued liabilities due in large part to a decrease in a legal accrual related to the successful outcome of the Pioneer Magnetics litigation.
      Cash used in operating activities during 2002 was primarily due to our net loss of $2.8 million. The net loss included a $5.1 million tax benefit primarily due to the carryback of net operating losses to profitable years, $3.7 million of which was received in tax refunds in 2002.
      Other components of operating cash flows for 2004, 2003 and 2002 are set forth in detail in our Consolidated Statements of Cash Flows.

Net Cash Provided by (or Used in) Investing Activities
      Net cash provided during 2004 included net proceeds from the sale of our San Jose facilities. The net sales price for the facilities was $7.0 million and we recognized a gain on the sale of approximately $1.1 million. The sale generated cash of approximately $4.6 million after the payoff of the remaining balance on the mortgage of $1.9 million and payment of sales commission and sales transaction costs of $0.5 million. We also generated cash from the net proceeds from sales of short-term investments of $4.3 million, and used $0.6 million to purchase capital equipment consisting mainly of engineering equipment and software design tools used in research and development projects. Capital expenditures for this type of equipment are expected to stay near 2004 levels in the coming year and we anticipate that we will be able to provide for these expenditures without any additional sources of financing.

      Net cash provided by (used in) investing activities during 2003 and 2002 consisted primarily of net proceeds from sales (purchases) of short-term investments. In 2003, cash used for capital expenditures increased to $0.5 million compared to $0.3 million in 2002.

Net Cash provided by (or Used in) Financing Activities
      Net cash used in financing activities for 2004, 2003 and 2002 consists primarily of principal payments on our real estate mortgage of $2.0 million, $0.3 million and $0.2 million, respectively, offset partially by proceeds from the issuance of common stock in connection with the exercise of employee stock options of $0.6 million, $0.2 million, and $0.3 million, respectively. The mortgage on our San Jose facilities was paid off when the buildings were sold during 2004.

Contractual Obligations by Year (in thousands):

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Inventory Commitment	$502	$502	$—	$—	$—
Operating and Facility Leases	1,447	1,053	394	—	—

Total	$1,949	$1,555	$394	$—	$—

      Working capital was $16.3 million at December 31, 2004, including cash and cash equivalents of $10.9 million and short-term investments of $4.7 million.
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
      We have incurred quarterly net losses from June 2000 through December 2004, except for a profit in the third quarter of 2002 which was attributable to an income tax refund, and a profit in the third quarter of 2004 which occurred from the sale of our land and buildings. Because of those losses, we had an accumulated deficit of $24.3 million as of December 31, 2004.
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
      During 2002 and 2003 new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenue.
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
      A significant majority of our revenue comes from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2004, 2003, and 2002 accounted for approximately 82%, 77%, and 79% of net revenue, respectively. Sales to domestic distributors in 2004, 2003, and 2002 accounted for approximately 5%, 5%, and 7% of net revenue. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. During

2004, two customers each accounted for more than 10% of our net revenues, Uniden Corporation accounted for 55% of our total sales and Giant Electronics Limited (a subcontractor for Plantronics) accounted for 10% of our total sales. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.
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
      Sales to customers outside of the United States in 2004, 2003, and 2002 represented 94%, 91%, and 89% of net revenue, respectively. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

•	changes in regulations and laws of foreign governments and telecommunications standards;

•	import and export legislation and license requirements, tariffs, taxes, quotas and other trade barriers;

•	compliance with foreign laws, treaties and technical standards;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	fluctuations in currency exchange rates;

•	difficulty in collecting accounts receivable;

•	difficulty in managing foreign operations;

•	loss of one or more international distributors;

•	geopolitical risks, changes in diplomatic and trade relationships and economic instability; and

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts and any related conflicts or similar events worldwide.
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
      We own eight U.S. patents, and have nine U.S. patent applications. We own two foreign patents, and have 13 foreign applications pending. Through a sale of a portion of our assets, we maintain a royalty-free license to several U.S. patents, foreign patents, U.S. patent applications, and foreign patent applications.
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
      Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2004 and December 31, 2004, our stock price has traded as high as $7.95 on January 28, 2004, and as low as $4.09 on December 7, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

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

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
      As of December 31, 2004 our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months (see Note 1 to the Consolidated Financial Statements). Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2004 and December 31, 2003, the fair market value of these investments would decline by an immaterial amount.
Foreign Currency Exchange Risk
      Our international sales are significant in relation to our total sales; however, substantially all of our sales are in United States dollars. We do maintain small amounts of foreign currencies to fund our international operations, but to date, our exposure related to exchange rate volatility has not been significant.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Board of Directors and Stockholders of Micro Linear Corporation:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 25, 2005

MICRO LINEAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,920	$8,703
Short-term investments	4,660	8,966
Accounts receivable, net of allowance for doubtful accounts of $139 and $30 at December 31, 2004 and 2003, respectively	2,878	937
Inventories	1,770	2,383
Other current assets	210	563

Total current assets	20,438	21,552
Property, plant and equipment, net	459	5,860
Other assets	28	26

Total assets	$20,925	$27,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,500	$2,683
Accrued compensation and benefits	988	737
Deferred revenue	494	681
Other accrued liabilities	1,121	1,185
Short-term debt	—	2,040

Total current liabilities	4,103	7,326

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized shares 5,000,000; none issued	—	—
Common stock, $.001 par value; authorized shares 30,000,000; issued shares 15,144,552 and 14,972,378 at December 31, 2004 and 2003; outstanding shares 12,455,652 and 12,283,478 at December 31, 2004 and 2003	15	15
Additional paid-in capital	61,368	60,583
Accumulated deficit	(24,320)	(20,255)
Accumulated other comprehensive income (loss)	(8)	2
Treasury stock, at cost, 2,688,900 shares at December 31, 2004 and 2003	(20,233)	(20,233)

Total stockholders’ equity	16,822	20,112

Total liabilities and stockholders’ equity	$20,925	$27,438

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net revenue	$20,637	$20,696	$28,700
Cost of goods sold	9,103	11,256	12,306

Gross margin	11,534	9,440	16,394

Operating expenses:
Research and development	9,469	9,966	15,739
Selling, general and administrative	7,220	7,362	8,661
Gain on sale of land and buildings	(1,138)	—	—
Fixed asset impairment	—	1,500	—
Restructuring charges	166	1,022	377

Total operating expenses	15,717	19,850	24,777

Loss from operations	(4,183)	(10,410)	(8,383)
Interest and other income	252	297	683
Interest and other expense	(110)	(216)	(256)

Loss before income taxes	(4,041)	(10,329)	(7,956)
Provision for (benefit from) income taxes	24	78	(5,108)

Net loss	$(4,065)	$(10,407)	$(2,848)

Net loss per share (basic and diluted):
Net loss per share	$(0.33)	$(0.85)	$(0.24)

Weighted average number of shares used in per share computation	12,400	12,231	12,088

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Stock	Equity	Loss

				(In thousands, except share amounts)
Balance at December 31, 2001	12,071,367	$15	$59,939	$85	$(7,000)	$(20,233)	$32,806	$(16,079)
Stock options exercised under employee stock option plans	109,908	—	238	—	—	—	238	—
Shares purchased under employee stock purchase plan	22,023	—	54	—	—	—	54	—
Amortization of deferred compensation	—	—	121	—	—	—	121	—
Net loss	—	—	—	—	(2,848)	—	(2,848)	(2,848)
Unrealized loss on short-term investments	—	—	—	(61)	—	—	(61)	(61)

Balance at December 31, 2002	12,203,298	15	60,352	24	(9,848)	(20,233)	30,310	(2,909)
Stock options exercised under employee stock option plans	68,058	—	165	—	—	—	165	—
Shares purchased under employee stock purchase plan	12,122	—	31	—	—	—	31	—
Compensation expense related to options issued to non-employees	—	—	33	—	—	—	33	—
Amortization of deferred compensation	—	—	2	—	—	—	2	—
Net loss	—	—	—	—	(10,407)	—	(10,407)	(10,407)
Unrealized loss on short-term investments	—	—	—	(22)	—	—	(22)	(22)

Balance at December 31, 2003	12,283,478	15	60,583	2	(20,255)	(20,233)	20,112	(10,429)
Stock options exercised under employee stock option plans	159,388	—	594	—	—	—	594	—
Shares purchased under employee stock purchase plan	12,786	—	56	—	—	—	56	—
Compensation expense related to options issued to non-employees	—	—	135	—	—	—	135	—
Net loss	—	—	—	—	(4,065)	—	(4,065)	(4,065)
Unrealized loss on short-term investments	—	—	—	(10)	—	—	(10)	(10)

Balance at December 31, 2004	12,455,652	$15	$61,368	$(8)	$(24,320)	$(20,233)	$16,822	$(4,075)

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(4,065)	$(10,407)	$(2,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of building	(1,138)	—	—
Depreciation and amortization	569	902	2,139
Provision for doubtful accounts	109	2	—
Asset impairment and restructuring	41	1,873	377
Provision for excess inventory	429	75	649
Compensation expense related to options issued to non-employees	135	33	—
Amortization of deferred compensation	—	2	121
Changes in assets and liabilities:
Accounts receivable	(2,050)	76	286
Inventories	184	(246)	771
Other assets	351	1,609	(850)
Accounts payable	(1,183)	607	(285)
Accrued compensation, accrued commissions and other accrued liabilities	146	(366)	(1,623)
Deferred revenue	(187)	(1,364)	(843)

Net cash used in operating activities	(6,659)	(7,204)	(2,106)

Investing activities:
Purchases of property and equipment	(560)	(543)	(282)
Proceeds from sale of land and buildings	6,530	—	—
Purchases of short-term investments	(8,577)	(11,702)	(17,012)
Proceeds from sales and maturities of short-term investments	12,873	17,418	15,265

Net cash provided by (used in) investing activities	10,266	5,173	(2,029)

Financing activities:
Principal payments on debt	(2,040)	(263)	(244)
Proceeds from issuance of common stock	650	196	292

Net cash provided by (used in) financing activities	(1,390)	(67)	48

Net increase (decrease) in cash and cash equivalents	2,217	(2,098)	(4,087)
Cash and cash equivalents at beginning of year	8,703	10,801	14,888

Cash and cash equivalents at end of year	$10,920	$8,703	$10,801

Supplemental disclosure of cash paid during the year for:
Interest	$98	$166	$185
Income taxes, net of refunds	$11	$(1,368)	$(3,508)
The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products serving a global market. These transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances. Headquartered in San Jose, California, Micro Linear’s products are available through its authorized representatives and distributors worldwide.

Fiscal Year
      We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2004, 2003, and 2002 ended on January 2, 2005, December 28, 2003, and December 29, 2002 respectively. Fiscal year 2004 was comprised of fifty-three weeks, while fiscal years 2002 and 2001 were comprised of fifty-two weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year.

Principles of Consolidation
      The consolidated financial statements include the accounts of Micro Linear Corporation and our subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.
      The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For fiscal years 2004, 2003, and 2002 transaction gains and losses were not significant.

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

Reclassifications
      Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the presentation for the year ended December 31, 2004. Such reclassifications had no affect on previously reported results of operations or retained earnings.

Revenue Recognition and Deferred Income
      We recognize revenue from product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed or determinable, title has transferred, and collection of the resulting receivable is reasonably assured. Sales to our OEM customers are made without a privilege of return and revenue on these sales is recognized upon shipment. We defer recognition of revenue from sale of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is deferred to inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. Such sales are recognized as revenue upon shipment.

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
      As of December 31, 2004, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. Historically we have not incurred significant changes due to the impact from interest rate changes on income or cash flows.
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
      In fiscal year 2004 two customers, Uniden and Giant Electronics Limited (a Plantronics subcontractor), accounted for 10% or more of our net revenue, comprising 55% and 10% of our net revenue, respectively. In fiscal years 2003 and 2002, one customer, Uniden Corporation, accounted for more than 10% of net revenue, comprising 56% of our net revenue in both years. Sales to foreign customers represented approximately 94%, 91%, and 89% of net revenue for fiscal years 2004, 2003 and 2002, respectively. These sales were principally to customers in Asia and Europe. We maintain reserves for potential credit losses, and historically such losses have been within management’s expectations.
      At December 31, 2004, receivables from three customers accounted for 45%, 22% and 12% of total receivables, respectively. At December 31, 2003 receivables from three customers accounted for 21%, 14% and 11% of total receivables, respectively.

Cash and Cash Equivalents
      We consider all short-term, highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Short-Term Investments
      We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
      We invest in U.S. government obligations, commercial paper and money market funds that mature in one year or less. All securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are recorded as a separate component of other comprehensive income or loss within the shareholders’ equity. Unrealized gains (losses) for the years ended December 31, 2004, 2003, and 2002 amounted to ($10,000), ($22,000), and $61,000 respectively. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

Fair Value of Financial Instruments
      Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and certain other long-term assets, approximate their fair values due to the short maturity of these instruments. We do not hold or issue financial instruments for trading purposes.

Inventories
      We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for products in light of projected sales, current market conditions, and market trends, and permanently reduces the cost basis of the underlying inventory.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation for financial reporting purposes is provided on the straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining term of the lease. Repair and maintenance costs are charged to expense as incurred.
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

Long-lived Assets
      We evaluate the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs. In fiscal year 2002, we wrote down $0.4 of impaired capitalized software primarily due to the discontinuation of the 802.11a broadband wireless program.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising costs were not material in 2004, 2003 and 2002, respectively.

Shipping and Handling Costs
      Shipping and handling costs are included in costs of goods sold.

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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.

Pro Forma Net Income (Loss)
      As required by SFAS No. 123 and SFAS No. 148, we disclose our pro forma net income (loss) as if we had accounted for our employee stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS No. 123. We estimate the fair value

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan			Stock Option Plans

	2004	2003	2002	2004	2003	2002

Expected life (in years)	0.5	0.5	0.5	2.3	2.6	2.3
Risk-free interest rate	1.40%	1.09%	1.45%	2.22%	2.60%	1.55%
Volatility	54%	63%	80%	58%	63%	85%
Dividend yield	—	—	—	—	—	—
      The Black-Scholes option valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2004, 2003 and 2002 were $1.65, $0.99 and $1.09 respectively. The weighted average fair values of options granted under the employee and directors’ stock option plans during fiscal years 2004, 2003 and 2002 were $2.04, $1.26 and $1.29 respectively.
      The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net loss, as reported	$(4,065)	$(10,407)	$(2,848)
Add: Stock-based employee compensation expense included in reported net loss	0	2	121
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(1,073)	(973)	(2,063)

Pro forma net loss	$(5,138)	$(11,378)	$(4,790)

Pro forma net loss per share:
Basic	$(0.41)	$(0.93)	$(0.40)
Diluted	$(0.41)	$(0.93)	$(0.40)
Reported net loss per share:
Basic	$(0.33)	$(0.85)	$(0.24)
Diluted	$(0.33)	$(0.85)	$(0.24)

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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 will be effective in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 will be effective for nonmonetary transactions in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our financial position or results of operations.

2.	Composition of Certain Financial Statement Captions
      Inventories consist of the following (in thousands):

	December 31,

	2004	2003

Work-in-process	$677	$1,024
Finished goods	954	739
Inventory held by distributors	139	620

Total inventories	$1,770	$2,383

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Land	$—	$2,250
Buildings and improvements	—	7,990
Machinery and equipment	5,786	11,703

	5,786	21,943
Accumulated depreciation and amortization	(5,327)	(16,083)

Net property, plant and equipment	$459	$5,860

      Depreciation and amortization expense was $569,000, $902,000 and $2,139,000 in fiscal years 2004, 2002, and 2002 respectively. Depreciation and amortization are less in 2004 than in prior years because we sold our buildings in July 2004. In addition, we disposed of some fully-depreciated furniture and equipment that was primarily related to the sale of the buildings.
      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Accrued audit fees	$190	$91
Legal and associated	171	270
Accrued commissions	80	127
Other accrued taxes	363	365
Restructuring	149	26
Inventory rework reserve	—	100
Other accrued liabilities	168	206

Total other accrued liabilities	$1,121	$1,185

3.     Fixed Asset Impairment, Restructuring Charges and Sale of Land and Buildings
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
      In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs.
      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The activity in our restructuring reserve, consisting of restructuring charges and related utilization, for the fiscal year ended December 31, 2004 is shown in the table below. In 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004. When these facilities were vacated, the related accrued rent was reclassified to our

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restructuring reserves. The remaining balance of the reserve relates to our continuing charges for rent and leased equipment obligations.

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—
Additional provisions	689	373	1,062
Utilizations	(663)	(373)	(1,036)

Balance, December 31, 2003	26	—	26
Additional provisions	—	166	166
Reclassification	—	82	82
Utilizations	(26)	(99)	(125)

Balance, December 31, 2004	$0	$149	$149

      We recorded restructuring charges in 2003 of approximately $1.0 million, consisting primarily of employee severance and related termination costs of $0.6 million and a fixed asset impairment charge of $0.4 million for assets to be disposed of due to headcount reductions and vacating facilities. We did not maintain any restructuring reserves at the beginning of 2003 but had a $26,000 ending reserve balance to provide for employee severance costs that had been incurred but not paid during 2003.
      During 2002 we recognized $0.4 million in asset impairment charges relating to capitalized software that was purchased specifically for our 802.11a development project that was cancelled in October 2002.

4.	Net Income (Loss) Per Share
      Following is a reconciliation of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Basic:
Net loss	$(4,065)	$(10,407)	$(2,848)
Weighted average common shares outstanding	12,400	12,231	12,088

Basic loss per share	$(0.33)	$(0.85)	$(0.24)

Diluted:
Net loss	$(4,065)	$(10,407)	$(2,848)

Weighted average common shares outstanding	12,400	12,231	12,088
Dilutive stock options	—	—	—

Weighted average common shares outstanding	12,400	12,231	12,088

Diluted loss per share	$(0.33)	$(0.85)	$(0.24)

      Options to purchase 3,952,924, 3,956,332, and 3,849,540 shares of common stock at weighted average exercise prices of $4.11, $3.79, and $4.08 per share were outstanding during 2004, 2003, and 2002 respectively, but were not included in the respective computation of diluted loss per share because such options were anti-dilutive. These options expire periodically from 2005 through 2014.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity

Preferred Stock
      The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received for the stock, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Board of Directors designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Micro Linear. No such preferred stock was issued or outstanding anytime during fiscal years 2004, 2003, and 2002.

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

Common Stock
      Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid during fiscal years 2004, 2003 and 2002.

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
      In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at December 31, 2004.
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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares. Between May and July of 2002, the Board of Directors amended the 1998 Plan and approved increases in the shares reserved for option grants under the 1998 Plan totaling 565,794 shares. We have reserved 2,065,794 shares for issuance under the terms of the 1998 Plan at December 31, 2004.
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
      Activity and price information regarding the 1991 and 1998 plans are as follows:

		Outstanding Options

	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance at December 31, 2001	1,352,842	3,532,552	4.38
Options authorized	565,794	—	—
Options granted	(1,579,000)	1,579,000	3.36
Options exercised	—	(111,203)	2.14
Options canceled	1,423,761	(1,423,809)	4.51

Balance at December 31, 2002	1,763,397	3,576,540	3.99
Options granted	(1,024,000)	1,024,000	3.17
Options exercised	—	(58,058)	2.35
Options canceled	848,150	(848,150)	4.23

Balance at December 31, 2003	1,587,547	3,694,332	3.74
Options granted	(279,000)	279,000	6.06
Options exercised	—	(159,388)	3.73
Options canceled	173,020	(173,020)	3.57

Balance at December 31, 2004	1,481,567	3,640,924	4.04

      In June 2000, we granted stock options to three employees with an exercise price of $2.06 per share, which was below the fair market value of the common stock at the date of grant. We recorded deferred compensation of approximately $1.5 million in accordance with APB No. 25, to be amortized over the related 24-month vesting period. We adjusted the deferred compensation balance downward by $450,000 when one of the three employees left Micro Linear during 2001. Compensation expense was $0 in fiscal years 2004 and 2003, and amounted to $100,000 in fiscal year 2002.
      In January 2002, the Board of Directors granted Timothy Richardson an option to purchase 10,000 shares of Common Stock, in recognition of his efforts to hire the Vice President of our Salt Lake City Design Center. The shares subject to this option have an exercise price equal to the fair market value of our Common Stock on the date of grant, and vest over a three-year period In accordance with SFAS 123, we recognized compensation expense pertaining to this award of $9,000 during 2002. The company remeasured the unvested

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion of the award as of the date of Mr. Richardson’s appointment as CEO, which did not result in additional expense in accordance with APB 25.
      In October 2003, we granted stock options to four non-employee members of our Technical Advisory Board and recognized $19,000 of stock compensation expense. In addition, we recognized $14,000 of stock compensation expense during fiscal 2003 related to stock options held by a former employee who is now serving on our Technical Advisory Board. In 2004, we granted stock options to five non-employee members of our Technical Advisory Board, for which we recognized $87,000 of stock compensation expense. In addition, we recognized $48,000 of stock compensation expense during fiscal 2004 related to stock options held by former employees now serving on our Technical Advisory Board.

Director Stock Option Plan
      The Director Stock Option Plan (the Director Plan) was adopted by shareholders in October 1994. Under the Director Plan, we initially reserved 80,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors, shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders or appointment by the Board of Directors to fill a vacancy. In addition, each outside director was to automatically receive a nonstatutory option to purchase 7,000 shares of common stock upon such director’s annual re-election to the Board, provided the director had been a member of the Board of Directors for at least six months upon the date of re-election.
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
      The 1994 Director Plan expired on August 2, 2004.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the Directors’ Plan is as follows:

		Options Outstanding

	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance at December 31, 2001	446,083	202,000	6.08
Granted	(90,000)	90,000	2.96

Balance at December 31, 2002	356,083	292,000	5.12
Granted	(40,000)	40,000	3.05
Exercised	—	(10,000)	2.85
Cancelled	60,000	(60,000)	6.38

Balance at December 31, 2003	376,083	262,000	4.60
Granted	(50,000)	50,000	6.67
Expired	(326,083)	—	—
Balance at December 31, 2004	—	312,000	4.93

      The following table summarizes information about all stock options at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	2004	(Years)	Price	2004	Price

$2.15 - $3.00	631,678	7.13	$2.69	524,230	$2.69
$3.05 - $3.05	627,010	8.35	$3.05	273,954	$3.05
$3.12 - $3.53	802,700	7.23	$3.40	509,802	$3.40
$3.60 - $4.37	932,379	5.26	$4.04	870,001	$4.08
$4.44 - $6.50	675,657	6.81	$6.03	461,758	$6.04
$6.67 - $8.62	283,500	5.50	$7.23	222,666	$7.37

	3,952,924	6.73	$4.11	2,862,411	$4.181

Employee Stock Purchase Plan
      We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or the Exercise Date, whichever is lower. Sales under the 1998 Purchase Plan in fiscal years 2004, 2003 and 2002 were 12,786, 12,122 and 22,023 shares of common stock, with a total purchase price of approximately $55,633, $30,456 and $54,150, respectively. The Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. As of December 31, 2004, there were 113,016 shares available for purchase under the 1998 Purchase Plan.

6.	401(k) Tax Deferred Savings Plan
      We have a 401(k) Tax Deferred Savings Plan (the Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $13,000 for employees age 49 and under and

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$16,000 for employees over age 50 during 2004. Effective October 27, 1997, the Plan was amended to provide for a discretionary matching contribution up to $80 per pay period to all employees contributing to the Plan. Company contributions to the Plan were approximately $94,000, $104,000 and $156,000 in fiscal years 2004, 2003 and 2002, respectively.

7.	Income Taxes
      The components of the provisions (benefit) for income taxes are as follows (in thousands):

	December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$(5,285)
State	17	18	20
Foreign	7	60	157

	24	78	(5,108)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Provision (benefit) for taxes on income	$24	$78	$(5,108)

      The difference between the provision (benefit) for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision (benefit) for taxes is explained below (in thousands):

	December 31,

	2004	2003	2002

Tax at federal statutory rate	$(1,382)	$(3,512)	$(2,705)
State tax, net of federal benefit	(310)	72	(238)
Utilization of losses on carryback claim	—	—	(1,228)
Other	23	(878)	329
Increase (decrease) in valuation allowance	1,693	4,396	(1,266)

Provision (benefit) for taxes	$24	$78	$(5,108)

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003	2002

Deferred tax assets:
Depreciation and amortization	$(113)	$5	$468
Deferred revenue	136	272	940
Other accruals and reserves	1,046	2,405	2,103
Other deferred tax assets	1,709	408	91
NOL carryforwards	13,127	11,210	6,300

Total gross deferred tax assets	15,905	14,300	9,902
Less: valuation allowance	(15,905)	(14,300)	(9,902)

Net deferred tax assets	$—	$—	$—

      We have established a valuation allowance as management has determined that it is more likely than not that deferred tax assets will not be realized.
      As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $35.1 million and $20.4 million, respectively, to offset future taxable income. In addition, we had federal and state credit carryforwards of approximately $1,000,000 and $1,072,000 available to offset future liabilities. Our net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2006 through 2023, if not utilized.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event of a change in ownership, utilization of the carryforwards could be restricted.

8.	Operations by Geographic Regions
      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications. As of December 31, 2004, Micro Linear is organized as one business segment.
      The following is a summary of operations by geographical regions (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net revenue:
United States	$1,150	$1,839	$3,294
Japan	11,745	11,922	16,064
Hong Kong	4,798	2,140	—
Other Asia	824	1,562	5,421
Europe	1,988	3,037	3,740
Other	132	196	181

Consolidated	$20,637	$20,696	$28,700

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,

	2004	2003

Long-lived assets:
United States	$458	$5,858
Asia	1	2

Consolidated	$459	$5,860

Capital expenditures:
United States	$560	$543

Consolidated	$560	$543

Depreciation and amortization:
United States	$569	$856
Europe	—	46

Consolidated	$569	$902

9.	Related Party Transactions
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
      We paid GreatPlays LLC $71,000 for consulting services rendered during fiscal year 2002. GreatPlays LLC is a business owned and operated by Renee Gellatly, daughter of David L. Gellatly, who served as our Chairman, President and Chief Executive Officer until May 2002, and was a member of our Board of Directors until he resigned in November 2004.

10.	Commitments and Contingencies

Legal Proceedings
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

Lease Commitments
      We have various software and equipment operating leases, and facility leases. Our facility rental expenses in the years ended December 31, 2004, 2003 and 2002 totaled approximately $218,000, $245,000 and

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$247,000, respectively. Future minimum lease payments for software and equipment operating leases and facility leases are as follows (in thousands):

Fiscal Year

2005	$1,053
2006	394
Thereafter	—

Total minimum lease payments	$1,447

Purchase Commitments
      Our manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2004, foundries had incurred approximately $502,000 of manufacturing expenses on our outstanding purchase orders.

11.	Selected Quarterly Financial Data (unaudited)

	Quarters Ended in Fiscal Year 2004

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(Amounts in thousands, except earnings per share)
Net revenue	$3,840	$6,508	$5,875	$4,414
Gross margin	$1,747	$3,825	$3,410	$2,553
Net income (loss)	$(2,720)	$(817)	$607	$(1,136)
Basic earnings (loss) per share	$(0.22)	$(0.07)	$.05	$(0.09)
Diluted earnings (loss) per share	$(0.22)	$(0.07)	$.04	$(0.09)

	Quarters Ended in Fiscal Year 2003

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(Amounts in thousands, except earnings per share)
Net revenue	$4,692	$6,342	$5,818	$3,845
Gross margin	$2,488	$2,538	$2,408	$2,007
Net loss	$(2,647)	$(3,302)	$(2,484)	$(1,974)
Net loss per share, basic and diluted	$(0.22)	$(0.27)	$(0.20)	$(0.16)
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands)
Allowance for doubtful accounts — accounts receivable:
Balance, beginning of period	$30	$58	$125
Additions to allowance	109	2	(17)
Deductions, net of recoveries		(30)	(50)

Balance, end of period	$139	$30	$58

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
      (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) The executive officers of the Company, and their ages as of December 31, 2004, are as follows:

Name	Age	Position	Principal Business Experience for the Past Five Years

Timothy A. Richardson	47	President and Chief Executive Officer	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002 and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.

Brent Dix	42	Vice President, Engineering	Mr. Dix joined the Company in September 2001 as Vice President of the Salt Lake City Design Center. In July 2002, he was named Vice President of Engineering. From March 1996 until September 2001, Mr. Dix served as Senior Director of Engineering of Harmonic Inc., a provider of interactive video, voice and data services for the telecommunications industry.

Peter Manno	62	Vice President, Worldwide Sales	Mr. Manno joined the Company in June 2001 as Vice President of Marketing. In December 2002, he became Vice President of Worldwide Sales. From November 2000 to June 2001, Mr. Manno served as Vice President of Sales of Xemod, Inc., a provider of radio frequency amplifier modules for the wireless communication market. From July of 1999 until August of 2000, he served as President and Chief Executive Officer of American Microwave Technologies, Inc., a manufacturer of custom radio frequency and microwave power amplifiers for the scientific and medical industries.

David Neubauer	62	Vice President, Strategic Accounts	Mr. Neubauer joined the Company in May 1999 as Vice President of Sales. In December 2002, he became Vice President of Strategic Accounts.

Michael Schradle	59	Vice President, Finance and Operations and Chief Financial Officer	Mr. Schradle joined the Company in July 2000 as Vice President, Finance and Chief Financial Officer. In October 2002, he was also named Vice President, Operations. From January 2000 to July 2000, Mr. Schradle was a consultant for David Powell, Inc.’s Financial Services Division, which provides interim chief financial officer support to emerging companies. From January 1998 to January 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., a semiconductor company.

      (b) The Board of Directors of the Company, and their ages as of December 31, 2004, are as follows:

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

Timothy R. Richardson	2000	47	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002, and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer, which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.

Laura Perrone(1)(3)	2004	47	Since September 2003, Ms. Perrone has been Vice President and Chief Financial Officer of Omneon Video Networks, a provider of content storage technologies for the production and broadcast distribution of digital media. From January until March of 2002, Ms. Perrone was Consultant to the Chief Executive Officer of Icarian Inc., a workforce management software and service provider. Icarian was acquired by Workstream Inc. in July 2002. From April 1999 through December 2001, Ms. Perrone was Vice President and Chief Financial Officer of Icarian Inc.

William B. Pohlman(1)(2)	1999	62	Since January 2003, Mr. Pohlman has been Chairman of the Board of Primarion, Inc., a semiconductor company. From December 1999 to January 2003, he served as Chief Technology Officer and Chairman of the Board of Primarion.

Joseph D. Rizzi(1)(2)	1997	62	Since 1998, Mr. Rizzi has been a private investor. Mr. Rizzi also served until December 2004 as a member of the board of directors of Veritas Software Corporation, a developer of storage management software.

A. Thampy Thomas(1)(2)(3)	2002	58	Thampy Thomas is a private investor. From June 2002 through August 2004, he served as the Chairman and CEO of PostX Corporation, a provider of enterprise software for secure electronic delivery of sensitive business information. From 1998 until June 2002, Dr. Thomas was a private investor.

	Director
Name	Since	Age	Principal Business Experience for the Past Five Years

John Zucker(3)	2005	61	Since November 2001, Mr. Zucker has been a private investor. From November 2000 until November 2001, he was the President and CEO of RealChip Communications, a provider of semiconductor integrated circuits for communications applications. From September 1998 to January 2000, he was Vice President of Micron Technology, a manufacturer of DRAMs, Flash, memory and other semiconductor components to the computing, networking and communications industries.

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee
      There are no family relationships between any directors or executive officers of the Company.
      (c) Section 16(a) Beneficial Ownership Reporting Compliance — Under the securities laws of the United States, our directors, executive officers and beneficial owners of more than 10% of our Common Stock are required to report their initial ownership of our Common Stock or other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. To the company’s knowledge, based solely on its review of the copies of such reports received by it, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2004, our officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements applicable to them during fiscal year 2004, except for the following: 1) Mr. William Pohlman was late in reporting five market transactions which were subsequently reported on three Form 4s; and 2) Ms. Laura Perrone was late in filing her initial Form 3, which was subsequently filed and was late in reporting one option grant which was subsequently reported on a Form 4.
      (d) Code of Ethics — The Company has adopted a code of ethics that applies to all of the Company’s employees, including the Company’s principal executive officer, principal financial officer, controller and persons performing similar functions. This code of ethics, called a Code of Ethics and Business Conduct, is available on the Company’s Web site (www.microlinear.com) on the investor relations webpage. Future amendments or waivers relating to the Code of Conduct will be disclosed on such webpage within five (5) business days following the date of such amendment or waiver.
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
      (f) The Company’s Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58) of the Exchange Act. Mr. Joseph Rizzi, Mr. William Pohlman, Mr. A. Thampy Thomas and Ms. Laura Perrone are currently the members of the Audit Committee. All of such members meet the independence standards established by the Nasdaq Stock Market for serving on an Audit Committee.

Item 11.	Executive Compensation
      The following table summarizes all compensation paid during 2004, 2003, and 2002 to our Chief Executive Officer and each of our other four most highly compensated executive officers as of the end of fiscal 2004 whose salary and bonus for services rendered in fiscal 2004 exceeded $100,000 (the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)	Compensation(3)

Timothy A. Richardson(4)	2004	$317,308	$—	$1,400	—	$3,213
President and Chief Executive Officer	2003	300,000	118,281	512	—	2,183
	2002	167,308	42,788	—	510,000	139,142
Brent D. Dix(5)	2004	207,692	—	425	—	4,001
Vice President, Engineering	2003	200,000	—	461	70,000	4,221
	2002	200,000	50,667	34,399	—	16,009
Peter L. Manno(6)	2004	227,404	—	3,080	—	7,477
Vice President, Worldwide Sales	2003	215,000	—	3,340	45,000	9,612
	2002	215,000	26,000	1,290	—	9,612
David C. Neubauer(7)	2004	211,543	—	3,080	—	11,217
Vice President, Strategic Accounts	2003	200,004	—	3,340	45,000	9,974
	2002	200,003	23,333	1,505	—	10,645
Michael W. Schradle(8)	2004	215,389	—	2,007	—	9,442
Chief Financial Officer,	2003	200,004	—	2,176	70,000	10,327
Vice President, Finance & Operations	2002	199,744	16,667	2,580	—	10,327

(1)	Amounts paid as bonuses for services rendered are reported for the year in which they were earned, even if they were paid in the following fiscal year.

(2)	Amounts in this column represent reimbursement during the fiscal year for the payment of taxes.

(3)	The amounts in this column are described below:

			Long-
		Exec Life	Term	Company	Living	Total, All
		Insurance	Disability	401(k)	Expenses,	Other
Name	Year	Premiums	Premiums	Contributions	Relocation	Compensation

Timothy A. Richardson	2004	$830	$2,383	$—	$—	$3,213
	2003	1,800	2,383	—	(2,000)	2,183
	2002	525	—	—	138,617	139,142
Brent D. Dix	2004	300	1,541	2,160	—	4,001
	2003	600	1,541	2,080	—	4,221
	2002	600	1,541	1,920	11,948	16,009
Peter L. Manno	2004	1,745	3,572	2,160	—	7,477
	2003	3,960	3,572	2,080	—	9,612
	2002	3,960	3,572	2,080	—	9,612
David C. Neubauer	2004	3,830	5,227	2,160	—	11,217
	2003	3,960	3,934	2,080	—	9,974
	2002	3,960	4,605	2,080	—	10,645
Michael W. Schradle	2004	1,855	5,667	1,920	—	9,442
	2003	2,580	5,667	2,080	—	10,327
	2002	2,580	5,667	2,080	—	10,327

(4)	Mr. Richardson became President and Chief Executive Officer in May 2002.

(5)	Mr. Dix became Vice President, Engineering in July 2002, after joining us as Vice President of the Salt Lake City Design Center in September 2001.

(6)	Mr. Manno became Vice President of Marketing in June 2001. In December 2002, he became Vice President of Worldwide Sales.

(7)	Mr. Neubauer became Vice President of Sales in May 1999, and Vice President, Strategic Accounts in December 2002.

(8)	Mr. Schradle became Chief Financial Officer and Vice President of Finance in July 2000. In October 2002, he assumed the additional role of Vice President of Operations.
Option Information
      There were no stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table shows information about option exercises during 2004 and the value of unexercised options at the end of 2004 for each of the Named Executive Officers. Value at fiscal year end is measured as the difference between the exercise price and the fair market value on December 31, 2004 ($4.94 per share).

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares		Options at Fiscal Year End (#)		Fiscal Year End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy A. Richardson	—	$—	392,707	177,293	$481,107	$250,093
Brent D. Dix	—	—	146,666	73,334	332,043	151,257
Peter L. Manno	—	—	100,625	44,375	254,100	89,100
David C. Neubauer	—	—	212,082	32,918	268,979	57,471
Michael W. Schradle	—	—	173,748	46,252	111,235	86,815
Compensation of Directors
      Directors do not receive cash compensation for serving on the Board of Directors. Non-employee directors participate in our 1994 Director Option Plan (the “Director Plan”). Under an amendment to the Director Plan approved by our stockholders in June 2000, each non-employee director automatically receives a nonstatutory option to purchase 50,000 shares of Common Stock on the date upon which he or she becomes a director (the “Initial Grant”). The initial grant vests at the rate of twenty-five percent (25%) of the shares subject to the option on each of the first and second anniversaries of the date of grant and 1/48 of the shares subject to the option each month thereafter. Laura Perrone received an option grant of 50,000 shares from the Director Plan on March 18, 2004, the date of her election to the Board of Directors.
      In addition, under the Director Plan, each non-employee director automatically received a nonstatutory option to purchase 10,000 shares of Common Stock upon re-election to the Board of Directors at each annual meeting of stockholders, provided the director had been a member of the Board of Directors for at least six months upon the date of re-election. The Director Plan expired before the 2004 Annual Meeting of Stockholders and, as a result, no re-election grants were made pursuant to the Director Plan in 2004.
      On October 21, 2004, the Board of Directors granted options to non-employee directors from the 1998 Nonstatutory Stock Option Plan as follows: a) 10,000 shares to each director who had been a member of the Board of Directors for at least six months as of the date of re-election to the Board on August 4, 2004, and b) 10,000 shares to each member of the Board’s Audit Committee in consideration for the committee member’s services to the Board. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest over a twelve-month period, with vesting commencing on

August 4, 2004, the date of our 2004 Annual Meeting of Stockholders. Shares vest and become exercisable only if the optionee is, as of the vesting date, still a member of the Board of Directors, or the Audit committee.
      In October 2004, Mr. A. Thampy Thomas was appointed Chairman of the Board. For his services as Chairman, Mr. Thomas is paid $75,000 a year, paid monthly, and receives an additional option grant of 20,000 shares. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest over a twelve-month period from the date of grant.
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
Compensation Committee Interlocks and Insider Participation
      During fiscal 2004 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi and Mr. Pohlman, neither of whom is an officer or employee of Micro Linear. No member of the Compensation Committee or executive officer of Micro Linear has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth the beneficial ownership of our Common Stock as of March 1, 2005 by: (i) each of the holders of more than five percent of our outstanding Common Stock, (ii) each member of the Board of Directors, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group. Ownership information is based solely on information furnished by the respective individuals and entities as the case may be. Unless otherwise indicated, the address for the following is c/o Micro Linear Corporation, 2050 Concourse Drive, San Jose, California 95131.

		Exercisable	Total Shares	Percent of
	Shares	within 60 Days	Beneficially	Common Stock
Name of Beneficial Owner	Owned	of 3/15/2004	Owned(1)	Outstanding(2)

5% Stockholders
Dimensional Fund Advisors, Inc.(3)	733,816	—	733,816	5.89%
1299 Ocean Avenue, 11th Fl. Santa Monica, CA 90401
Andrew E. Gold(4)	673,401	—	674,301	5.40
10835 Lockland Road Potomac, MD 20854
AIGH Investments Partners, LLC(5)	649,455	—	649,455	5.21
6006 Berkeley Ave. Baltimore, MD 21209
Executive Officers and Directors
Timothy A. Richardson	—	434,583	434,583	3.37
Michael W. Schradle	3,000	180,624	183,624	1.45
David C. Neubauer	2,750	216,875	219,625	1.73
Brent D. Dix	1,500	165,000	166,500	1.32
Peter L. Manno	1,750	112,708	114,458	*
Laura Perrone	—	22,917	22,917	*
William B. Pohlman	5,760	123,334	129,094	1.03
Joseph D. Rizzi	277,000	142,334	419,334	3.33
A. Thampy Thomas	—	68,751	68,751	*
John Zucker(6)	—	—	—	*
All officers and directors as a group (10 persons)	291,760	1,467,126	1,758,886	12.63%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2004 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person.

(2)	Applicable percentage ownership is based on 12,461,973 shares of common stock outstanding as of March 1, 2005.

(3)	Based solely on Schedule 13G/ A filed with the Securities and Exchange Commission on February 9, 2005. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of

1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over 733,816 shares of our Common Stock owned by the Funds, and may be deemed to be the beneficial owner of these shares. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of these shares.

(4)	Based solely on Schedule 13D filed with the Securities and Exchange Commission on November 11, 2004.

(5)	Based solely on Schedule 13G filed with the Securities and Exchange Commission on December 16, 2004.

(6)	Mr. Zucker was elected to the Board of Directors on January 25, 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information regarding our equity compensation plans as of December 31, 2004:
Equity Compensation Plan Information

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Reflected in Column(a)

Equity compensation plans approved by security holders(1)	2,976,824	$4.21	817,458	(2)
Equity compensation plans not approved by security holders(3)	976,100	3.79	777,125

Total	3,952,924	$4.11	1,594,583

(1)	Includes our 1991 Stock Option Plan, 1994 Director Option Plan and 1998 Employee Stock Purchase Plan. The 1994 Director Option Plan expired in August 2004. Stock options and restricted stock may be awarded under the 1991 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase equal to the lesser of (i) the number of shares of Common Stock repurchased by Micro Linear during the prior year, (ii) the number of shares of Common Stock issued under the Plan in the prior year, or (iii) a lesser amount determined by the Board.

(3)	Includes 1998 Nonstatutory Stock Option Plan. A summary of the material features of the 1998 Nonstatutory Stock Option Plan can be found in Item 8 of the Consolidated Financial Statement under Note 6, Stockholders’ Equity — Stock Option Plans.

Item 13.	Certain Relationships and Related Transactions
      During the fiscal year ended December 31, 2004, there was no transaction or series of transactions between Micro Linear and any of our directors, executive officers, holders of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, other than the transactions described above under Item 11, Executive Compensation, above.

Item 14.	Principal Accountant Fees and Services
      In addition to retaining PricewaterhouseCoopers LLP to audit the consolidated financial statements for fiscal 2004, the Company and its subsidiaries retained PricewaterhouseCoopers LLP to provide other related services in fiscal 2004. The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in fiscal 2004 and fiscal 2003 for these various services were:

Audit Fees
      The aggregate audit fees billed or to be billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were approximately $216,000 for fiscal 2004 and $170,000 for fiscal 2003.

Audit-Related Fees
      There were no audit-related fees incurred during the years ended December 31, 2004 or 2003.

Tax Fees
      The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for professional services related to tax advice, tax compliance, tax planning and foreign tax matters were $22,500 for fiscal 2004 and $48,000 for fiscal 2003. The nature of these services comprising these fees included preparation of federal, state and foreign income tax returns and advice provided regarding state and local income and sales taxes.

All Other Fees
      We did not engage PricewaterhouseCoopers LLP or pay or incur fees in the last two fiscal years for services other than those reported in the categories above.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements. The following documents are filed as part of this Annual Report:
           2. Financial Statement Schedules. See Index under Item 8.
           3. Exhibits:

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).

3(ii)(a)		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

3(ii)(b)		Certificate of Amendment to the Bylaws of the Registrant dated August 6, 2003 (incorporated by reference to Exhibit 3(ii)(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.

Exhibit
Number		Description of Document

10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.5*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).

10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.10		Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2004).

10	.11*	Form of executive officer amended offer letter (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See page 67 of this Form 10-K.)

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer.

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer.

32	.1(1)	Section 1350 Certification by the Chief Executive Officer.
32	.2(1)	Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
      (b) Exhibits
      The exhibits set forth in 3 above are filed or incorporated by reference as part of this report on Form 10-K.
      (c) Financial Statement Schedules
      The Valuation and Qualifying Accounts Schedule in 2 above is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION
Date: April 4, 2005

By: /s/ TIMOTHY A. RICHARDSON _______________________________________ Timothy A. Richardson
Chief Executive Officer and President
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Timothy A. Richardson as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY A. RICHARDSON Timothy A. Richardson	Chief Executive Officer, President (Principal Executive Officer) and Director	April 4,2005

/s/ MICHAEL W. SCHRADLE Michael W. Schradle	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2005

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	April 4, 2005

/s/ WILLIAM B. POHLMAN William B. Pohlman	Director	April 4, 2005

/s/ A. THAMPY THOMAS A. Thampy Thomas	Chairman of the Board	April 4, 2005

/s/ LAURA PERRONE Laura Perrone	Director	April 4, 2005

/s/ JOHN ZUCKER John Zucker	Director	April 4, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).

3(ii)(a)		Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

3(ii)(b)		Certificate of Amendment to the Bylaws of the Registrant dated August 6, 2003 (incorporated by reference to Exhibit 3(ii)(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed August 17, 1998).

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.

10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.5*	1998 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).

10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.10		Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2004).

10	.11*	Form of executive officer amended offer letter (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See page 67 of this Form 10-K.)

Exhibit
Number		Description of Document

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer.

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer.

32	.1(1)	Section 1350 Certification by the Chief Executive Officer.

32	.2(1)	Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.