Form 10-Q
period 2005-04-03
MICRO LINEAR CORP /CA/
filed 2005-05-18
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     The number of shares of the Registrant’s Common Stock outstanding as of May 17, 2005, net of shares held in treasury, was 12,529,553.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$10,275	$10,920
Short-term investments	4,930	4,660
Accounts receivable, net of allowance for doubtful accounts of $112 at March 31, 2005 and $203 at December 31, 2004	2,693	2,878
Inventories	1,869	1,770
Other current assets	362	210

Total current assets	20,129	20,438
Property and equipment, net	560	459
Other assets	27	28

Total assets	$20,716	$20,925

Liabilities and Stockholders’ Equity
Accounts payable	$2,150	$1,500
Accrued compensation and benefits	1,363	988
Deferred revenue	689	494
Other accrued liabilities	1,156	1,121

Total current liabilities	5,358	4,103
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	61,415	61,368
Accumulated deficit	(25,832)	(24,320)
Accumulated other comprehensive loss	(7)	(8)
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	15,358	16,822

Total liabilities and stockholders’ equity	$20,716	$20,925

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2005	2004
Net revenue	$4,247	$3,840
Cost of goods sold	2,044	2,093

Gross margin	2,203	1,747

Operating expenses:
Research and development	2,197	2,641
Selling, general and administrative	1,606	1,846

Total operating expenses	3,803	4,487

Loss from operations	(1,600)	(2,740)
Interest and other income	93	62
Interest and other expense	(4)	(38)

Loss before income taxes	(1,511)	(2,716)
Provision for income taxes	1	4

Net loss	$(1,512)	$(2,720)

Net loss per share (basic and diluted):
Net loss per share	$(0.12)	$(0.22)

Weighted average number of shares used in per share computation	12,459	12,334

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2005	2004
Net cash used in operating activities	$(224)	$(2,508)

Cash flows from investing activities:
Purchase of capital equipment	(173)	(224)
Purchases of short-term investments	(2,656)	(2,732)
Proceeds from sale and maturity of short-term investments	2,387	4,956

Net cash (used in) provided by investing activities	(442)	2,000

Cash flows from financing activities:
Principal payments on debt	—	(69)
Proceeds from issuance of common stock	21	360

Net cash provided by financing activities	21	291

Net decrease in cash and cash equivalents	(645)	(217)
Cash and cash equivalents at beginning of period	10,920	8,703

Cash and cash equivalents at end of period	$10,275	$8,486

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fiscal Year

     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2004 ended on January 2, 2005. The first quarter of 2005 ended on April 3, 2005 and the first quarter of 2004 ended on March 28, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

     The consolidated financial statements include the accounts of Micro Linear Corporation and our wholly-owned subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the first quarters of 2005 and 2004, transaction gains and losses were not significant.

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

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended January 2, 2005, filed with the Securities and Exchange Commission on April 4, 2005.

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

Net Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the effect of all potentially dilutive common stock outstanding during the period. Diluted net loss per share excludes potential common stock if the effect is anti-dilutive. We compute diluted loss per share using the treasury stock method for stock options outstanding.

     A total of 4,166,703 and 3,901,470 shares of potential common stock related to stock options were not included in the dilutive net loss per share calculations for the three months ending March 31, 2005 and 2004, respectively, because their effect would be anti-dilutive.

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

Pro Forma Net Loss

     As required by SFAS No. 123 and SFAS No. 148, we disclose our pro forma net loss as if we had accounted for our employee stock purchase plan, employee stock options and director stock options subsequent to December 31, 1994 under the fair value method of SFAS No. 123. We estimate the fair value for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan		Stock Option Plans
	Three Months Ended		Three Months Ended
	March 31		March 31
	2005	2004	2005	2004
Expected life (in years)	0.5	0.5	2.49	2.78
Risk-free interest rate	2.88%	1.03%	3.59%	1.83%
Volatility	51%	49%	47%	46%
Dividend yield	—	—	—	—

     The Black-Scholes option valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during the three months ended March 31, 2005 and 2004 were $1.44 and $1.52 respectively. The weighted average fair values at the date of grant of options granted under the employee and directors’ stock option plans during the three months ended March 31, 2005 and 2004 were $1.52 and $2.09 respectively.

     The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net loss, as reported	$(1,512)	$(2,720)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Stock-based compensation expense determined under fair value based method for employee awards, net of related tax effects	(226)	(306)

Pro forma net loss	$(1,738)	$(3,026)

Pro forma net loss per share:
Basic and diluted	$(0.14)	$(0.25)
Reported net loss per share:
Basic and diluted	$(0.12)	$(0.22)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Work-in-process	$1,005	$677
Finished goods	673	954
Inventory held by distributors	191	139

Total inventories	$1,869	$1,770

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2005 consists mainly of minor taxes incurred by our branch office in Japan. The provision for the three months ended March 31, 2004 consists mainly of minimum state tax obligations and minor taxes incurred by our branch office in Japan. We did not record a benefit for income taxes related to our net losses in the U.S. as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months March 31, 2005 was 0.07%. The effective tax rate for the three months ended March 31, 2004 was 0.1%.

Comprehensive Loss

     For the three months March 31, 2005 and 2004, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss:	$(1,512)	$(2,720)
Unrealized gain on available for sale marketable securities, net	1	1

Comprehensive loss	$(1,511)	$(2,719)

3. Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.

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

4. Operations by Geographic Regions

The following is a summary of revenue by geographical regions (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net revenue:
United States	$265	$252
Japan	2,201	1,846
Hong Kong	1,294	727
Other Asia	58	251
Europe	343	764
Other	86	—

Consolidated	$4,247	$3,840

5. Restructuring Charges

     In the second quarter of 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004. As of March 31, 2005, the remaining balance of our restructuring reserve relates to our continuing charges for rent on certain facilities which we abandoned in 2004 and subleased to another company and obligations on leased equipment that were used in those facilities (in thousands).

Excess
Facilities
Balance, December 31, 2004	$149
Cash payments	(11)

Balance, March 31, 2005	138

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

     These forward-looking statements include, but are not limited to, statements regarding: our expectation that we will continue to experience erosion in the sales of our legacy products and our anticipation of fluctuations in the selling prices and margins in such products, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance, our expectation that international revenue will account for the substantial majority of our total net revenue for the foreseeable future, our expectation that research and development costs will vary from quarter to quarter depending on the stage of products in development and our intention to expend significant resources in the development of new products, our expectation regarding trade variables and accrued liability balances, our expectation that our capital expenditures will stay near first quarter levels in the coming quarter and that we will be able to provide for these expenditures without any additional sources of financing and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment and provide adequate working capital for the next 12 months.

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

     The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 2, 2005.

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

     We were founded in 1983, and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market.

     Wireless product revenue represented 74% of net revenue for the first quarter of 2005 compared to 56% of net revenue for the first quarter of 2004.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

     The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended March 31
	2005		2004
	($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$3,145	74.1%	$2,149	56.0%
Networking	1,102	25.9	1,691	44.0

Total net revenue	4,247	100.0	3,840	100.0
Cost of goods sold	2,044	48.1	2,093	54.5

Gross margin	2,203	51.9	1,747	45.5
Operating expenses:
Research and development	2,197	51.7	2,641	68.8
Selling, general and administrative	1,606	37.8	1,846	48.1

Total operating expenses	3,803	89.5	4,487	116.8

Loss from operations	(1,600)	(37.7)	(2,740)	(71.4)
Interest and other income	93	2.2	62	1.6
Interest and other expense	(4)	(0.9)	(38)	(1.0)

Loss before income taxes	(1,511)	(35.6)	(2,716)	(70.7)
Provision for taxes	1	0.2	4	0.1

Net loss	$(1,512)	(35.6)%	$(2,720)	(70.8)%

Net Revenue

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
	($ in thousands)
Wireless	$3,145	46.3%	$2,149
Networking	1,102	(34.8)%	1,691

Total	$4,247	10.6%	$3,840

     Net revenue during the first quarter of 2005 increased $0.4 million from the comparable first quarter of 2004. Our wireless product net revenue increased $1.0 million during the first quarter of 2005, a 46% increase from the first quarter of 2004, while our networking products net revenue decreased $0.6 million during the first quarter of 2005, a 35% decrease from the comparable first quarter of 2004.

     The increase in wireless product revenue was primarily due to a combination of a 23% increase in unit shipment volumes, in the first quarter of 2005 over the comparable first quarter of 2004, and a 16% increase in the average selling prices of these products. The unit shipment volume increase was primarily due to the addition of a second major digital cordless telephone customer. The increase in our average selling prices compared to the year ago period was driven mainly by the higher average selling price of our 5.8GHz product, the ML5800, as compared to the average selling price of the ML2722, our 900MHz product that was shipping in volume during the first quarter of 2004.

     The decrease in networking product revenue was primarily due to a combination of a 24% decline in unit volume shipments of our legacy networking products and a 14% decrease in average selling prices of these products due to a shift in product mix. We expect continuing erosion in the sales of these legacy products and anticipate that the average selling prices and margins will continue to fluctuate from period to period due to changes in customer demand as well as product availability for those products that have been declared to be end-of-life.

     In the first quarter of 2005, sales to Uniden Corporation and Giant Electronics Ltd. (a subcontractor for Plantronics Corporation), each accounted for more than 10% of our net revenue. In the first quarter of 2004, sales to Uniden Corporation accounted for more than 10% of our net revenue.

     International revenue for the first quarter of 2005 totaled $4.0 million, or 94% of net revenue compared to $3.6 million or 93% of net revenue for the first quarter of 2004. Domestic revenue was approximately 6% of net revenue for the first quarter of 2005 compared to 7% for the first quarter of 2004. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

Gross Margin

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
		($ in thousands)
Gross margin	$2,203	26.1%	$1,747
% of Net revenue	51.9%		45.5%

     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test subcontractors.

     Gross margin during the first quarter of 2005 was 52%, as compared to 46% in the first quarter of 2004. Wireless product gross margin was 45% during the first quarter of 2005 as compared to 32% in the first quarter of 2004 and networking product gross margin was 70% during the first quarter of 2005 compared to 63% in the first quarter of 2004. During the first quarter of 2005, we sold approximately $41,000 of excess networking product inventory that was previously written off and recognized charges for approximately $46,000 to provide reserves for additional excess wireless products. Sales of previously reserved products and additions to the provisions for excess inventories were not significant in the first quarter of 2004.

     The increase in wireless product gross margin in the first quarter of 2005 as compared to the same period in 2004 was primarily due to a 16% increase in average selling prices and a 7% decrease in direct unit product costs. The increase in our average selling prices was driven primarily by sales of our ML5800 product, which was shipping in volume during the first quarter of 2005 and which had a significantly higher average selling price than the average selling price of our ML2722 product, which was the highest volume wireless product that was shipping during the first quarter of 2004.

     Networking product gross margin increased to 70% in the first quarter of 2005 from 63% for the comparable first quarter of 2004. The increase in gross margin is mainly due to a shift in product mix in sales of our legacy networking products. We expect that the margin realized from these legacy products will continue to fluctuate from period to period due to changes in product mix resulting from changes in customer demand as well as product availability for those products that have been declared to be end-of-life.

Research and Development Expenses (R&D)

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
	($ in thousands)
R&D	$2,197	(16.8)%	$2,641

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

     Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses decreased $0.4 million, during the first quarter of 2005 from the comparable first quarter of 2004, mainly due to decreases in outside services, prototype and equipment costs and other costs associated with the development and introduction of new products. We intend to expend significant resources in the development of new products during the foreseeable future.

Selling, General and Administrative Expenses (SG&A)

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
	($ in thousands)
SG&A	$1,606	(13.0)%	$1,846

     The decrease in selling, general and administrative expenses for the first quarter of 2005, as compared to the first quarter of 2004, was primarily due to headcount reductions in our sales and marketing functions which was achieved from a realignment of our sales and marketing efforts.

Interest and Other Income and Interest and Other Expense

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
	($ in thousands)
Interest and other income	$93	50.0%	$62
Interest and other expense	$(4)	89.5%	$(38)

     The increase in interest and other income for the first three months of 2005 as compared to the first three months of 2004 was primarily due to higher short-term interest rates in 2005. Interest and other expense are primarily attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses for the first three months of 2005 as compared to the first three months of 2004 was mainly due to the repayment of the mortgage on our San Jose facility, which was repaid in July 2004 when the property was sold.

Provision for Income Taxes

	Three months ended	% Change	Three months ended
	March 31, 2005	2004 to 2005	March 31, 2004
	($ in thousands)
Provision for income taxes	$1	(75.0)%	$4

     The provision for income taxes for the three months ended March 31, 2005 consists mainly of minor taxes incurred by our branch office in Japan. The provision for the three months ended March 31, 2004 consists mainly of minimum state tax obligations and minor taxes incurred by our branch office in Japan. We did not record a benefit for income taxes related to our net losses in the U.S. as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months March 31, 2005 was 0.07%. The effective tax rate for the three months ended March 31, 2004 was 0.1%.

Liquidity and Capital Resources

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(224)	$(2,508)
Net cash (used in) provided by investing activities	(442)	2,000
Net cash provided by financing activities	21	291

Net decrease in cash and cash equivalents	$(645)	$(217)

     Net cash used by operating activities during the first three months of 2005 was mainly due to our net operating loss of $1.5 million. Our major uses of cash during the quarter were operating expenses and cost of product manufactured. During the first quarter of 2005 other sources of cash provided were due to an increase of $0.7 million in our accounts payable balances and an increase in our accrued liabilities of $0.4 million. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses. In addition, non-cash depreciation and amortization charges were $0.1 million for the first three months of 2005, versus $0.2 million for the three months of 2004. The higher depreciation in 2004 was due to the depreciation associated with our property that was sold in July 2004. Net cash used by operating activities during the first three months of 2004 was mainly due to our net operating loss of $2.7 million.

     Net cash used in investing activities during the first three months of 2005 was primarily due to net purchases of short-term investments of $0.3 million and purchases of capital equipment of $0.2 million. The capital equipment purchased consists mainly of engineering equipment and software design tools used in research development projects. Capital expenditures for this type of equipment are expected to stay near the first quarter levels in the coming quarter and we anticipate that we will be able to provide for these expenditures without any additional sources of financing. Net cash provided by investing activities during the first three months of 2004 was primarily due to net sales of short-term investments and maturities of $2.2 million. This was partially offset by capital expenditures of $0.2 million.

     Net cash provided by financing activities consists mainly of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Proceeds from common stock issuances were $21,000 for the first three months of 2005 and $0.4 million for the comparable period of 2004. Principal mortgage payments on our debt were $0.1 million during the first three months of 2004. The mortgage on our San Jose facilities was paid off when the buildings were sold during the third quarter of 2004.

     Working capital was $14.8 million as of March 31, 2005, compared to $16.3 million as of December 31, 2004. Working capital at March 31, 2005 includes cash and cash equivalents of $10.3 million and short-term investments of $4.9 million.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. SFAS No. 151 will be effective in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

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

     We have incurred quarterly net losses from June 2000 through March 2005, except for a profit in the third quarter of 2002, which was attributable to an income tax refund, and a net profit for the third quarter of 2004 which occurred from the sale of our land and buildings. Because of those losses, we had an accumulated deficit of $25.8 million as of March 31, 2005.

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

     A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 88% of net revenue for the three months ended March 31, 2005 and 82% of net revenue for the same period in 2004. Two customers, Uniden Corporation and Giant Electronics Ltd. (a subcontractor for Plantronics), together accounted for 61% of our net revenue for the first quarter of 2005. Sales to domestic distributors accounted for approximately 3% of net revenue for the three months ended March 31, 2005, and approximately 6% for the same period in 2004. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

     Sales to customers outside of the United States represented 94% of net revenue for the three months ended March 31, 2005, and 93% of net revenue for the comparable period in 2004. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2005 and March 31, 2005 our stock price has traded as high as $5.43 on March 31, 2005 and as low as $4.33 on January 25, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

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

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     As of March 31, 2005, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% as of March 31, 2005, the decline in the fair value of the portfolio would not be material.

Foreign Currency Exchange Risk

     We have international facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. Since our exposure related to exchange rate volatility has not been significant, we do not currently hedge this exposure.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls are designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

MICRO LINEAR CORPORATION
Date: May 18, 2005	By	/s/ TIMOTHY A. RICHARDSON
Timothy A. Richardson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2005	By	/s/ MICHAEL W. SCHRADLE
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