Form 10-Q
period 2005-07-03
MICRO LINEAR CORP /CA/
filed 2005-08-17
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 3, 2005
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
(408) 433-5200
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock outstanding as of August 10, 2005, net of shares held in treasury, was 12,927,321.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MICRO LINEAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,571	$10,920
Short-term investments	5,174	4,660
Accounts receivable, net of allowance for doubtful accounts of $129 at June 30, 2005 and $139 at December 31, 2004	3,675	2,878
Inventories	2,519	1,770
Other current assets	298	210

Total current assets	20,237	20,438
Property and equipment, net	531	459
Other assets	28	28

Total assets	$20,796	$20,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,503	$1,500
Accrued compensation and benefits	1,221	988
Deferred revenue	308	494
Other accrued liabilities	1,154	1,121

Total current liabilities	5,186	4,103
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	62,514	61,368
Accumulated deficit	(26,682)	(24,320)
Accumulated other comprehensive loss	(5)	(8)
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	15,610	16,822

Total liabilities and stockholders’ equity	$20,796	$20,925

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$5,964	$6,508	$10,210	$10,348
Cost of goods sold	2,330	2,683	4,373	4,776

Gross margin	3,634	3,825	5,837	5,572

Operating expenses:
Research and development	2,467	2,612	4,663	5,253
Selling, general and administrative	2,112	1,856	3,718	3,702
Restructuring charges	—	166	—	166

Total operating expenses	4,579	4,634	8,381	9,121

Loss from operations	(945)	(809)	(2,544)	(3,549)
Interest and other income	103	47	196	109
Interest and other expense	(2)	(49)	(7)	(86)

Loss before income taxes	(844)	(811)	(2,355)	(3,526)
Provision for income taxes	6	6	7	10

Net loss	$(850)	$(817)	$(2,362)	$(3,536)

Net loss per share (basic and diluted):
Net loss per share	$(0.07)	$(0.07)	$(0.19)	$(0.29)

Weighted average number of shares used in per share computation	12,589	12,377	12,524	12,356

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Net cash used in operating activities	$(2,622)	$(4,267)

Cash flows from investing activities:
Purchase of capital equipment	(221)	(354)
Purchases of short-term investments	(4,192)	(4,917)
Proceeds from sale and maturity of short-term investments	3,681	9,198

Net cash (used in) provided by investing activities	(732)	3,927

Cash flows from financing activities:
Principal payments on debt	—	(139)
Proceeds from issuance of common stock	1,005	465

Net cash provided by financing activities	1,005	326

Net decrease in cash and cash equivalents	(2,349)	(14)
Cash and cash equivalents at beginning of period	10,920	8,703

Cash and cash equivalents at end of period	$8,571	$8,689

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization
     Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuits. In addition to its PHS products, the Company offers a full line of high data-rate ISM-band transceivers for consumer applications such as cordless phones, wireless speakers and headphones, game controllers, voice headsets and other electronic appliances. Micro Linear offers a uniquely broad line of transceivers that address the most popular unlicensed bands: 900 MHz, 2.4 GHz, and 5.8 GHz. Headquartered in San Jose, California, Micro Linear’s products are available through its authorized representatives and distributors worldwide.
Fiscal Year
     We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2004 ended on January 2, 2005. The second quarter of 2005 ended on July 3, 2005 and the second quarter of 2004 ended on June 27, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.
Principles of Consolidation
     The consolidated financial statements include the accounts of Micro Linear Corporation and our wholly-owned subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.
     The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the second quarter of 2005 and 2004, transaction gains and losses were not significant.
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended January 2, 2005, filed with the Securities and Exchange Commission on April 4, 2005.
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

     A total of 4,305,160 and 3,893,420 shares of potential common stock related to stock options were not included in the dilutive net loss per share calculations for the three and six months ending June 30, 2005 and 2004, respectively, because their effect would be anti-dilutive.
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

	Employee Stock
	Purchase Plan				Stock Option Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (in years)	0.5	0.5	0.5	0.5	2.93	2.7	2.6	2.7
Risk-free interest rate	2.88%	1.03%	2.88%	1.03%	3.62%	2.23%	3.60%	2.08%
Volatility	51%	49%	51%	49%	44%	66%	46%	59%
Dividend yield	—	—	—	—	—	—	—	—
     The Black-Scholes option valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during the six months ended June 30, 2005 and 2004 were $1.44 and $1.52 respectively. The weighted average fair values at the date of grant of options granted under the employee and directors’ stock option plans during the three months ended June 30, 2005 and 2004 were $1.59 and $2.74 respectively. The weighted average fair values at the date of grant of options granted under the employee and directors’ stock option plans during the six months ended June 30, 2005 and 2004 were $1.53 and $2.50 respectively.

     The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net loss, as reported	$(850)	$(817)	$(2,362)	$(3,536)
Add: Stock-based employee compensation expense reported in net loss, net of related tax effects	88	—	88	—
Deduct: Stock-based compensation expense determined under fair value based method for employee awards, net of related tax effects	(357)	(255)	(581)	(561)

Pro forma net loss	$(1,119)	$(1,072)	$(2,855)	$(4,097)

Pro forma net loss per share:
Basic and diluted	$(0.09)	$(0.09)	$(0.23)	$(0.33)
Reported net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.29)
2. Financial Statement Details
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Work-in-process	$1,456	$677
Finished goods	997	954
Inventory held by distributors	66	139

Total inventories	$2,519	$1,770

Provision for Income Taxes
     The provision for income taxes for the three months and six months ended June 30, 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan. The provision for income taxes for the three months and six months ended June 30, 2004 consists mainly of state taxes. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2005 and 2004 was 0.7% and the effective tax rate for the six months ended June 30, 2005 and 2004 was 0.3%.
Comprehensive Loss
     For the three months and six months ended June 30, 2005 and 2004, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(850)	$(817)	$(2,362)	$(3,536)
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net	2	(14)	3	(13)

Comprehensive loss	$(848)	$(831)	$(2,359)	$(3,549)

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
     In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

4. Operations by Geographic Regions
The following is a summary of revenue by geographical regions (in thousands):

	Three Months Ended		Sis Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue:
United States	$192	$229	$456	$481
Japan	2,799	4,094	5,000	5,940
Hong Kong	2,126	1,291	3,420	2,018
Other Asia	530	269	587	521
Europe	317	625	661	1,388
Other	—	—	86	—

Consolidated	$5,964	$6,508	$10,210	$10,348

5. Restructuring Charges
     In the second quarter of 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004 when we entered into a sublease agreement for these premises. As of June 30, 2005, the remaining balance of our restructuring reserve relates to our continuing obligations for costs of the Utah facility in excess of expected sublease payments.

($in
thousands)
Excess
Facilities
Balance, December 31, 2004	$149
Cash payments	(30)

Balance, June 30, 2005	$119

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
     These forward-looking statements include, but are not limited to, statements regarding: our expectation that wireless product revenue will continue to increase as a percentage of our total revenues as our legacy products near end-of-life, our expectation that average selling prices will fluctuate in future quarters, our expectation that the gross margin realized on certain of our legacy products will fluctuate from period to period, our expectations that manufacturing overhead costs will increase in the future, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance, our expectation that international revenue will account for the substantial majority of our total net revenue for the foreseeable future, our intention to expend significant resources in the development of new products during the foreseeable future, our expectation that our research and development costs may fluctuate in the coming quarters, our anticipation of a strong third quarter, our expectation regarding trade variables and accrued liability balances, our expectation that our capital expenditures will stay near second quarter levels in the coming quarter and that we will be able to provide for these expenditures without any additional sources of financing and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment and provide adequate working capital for the next 12 months.
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
Overview
     Micro Linear was founded in 1983, and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. In 2005, we completed the development of a transceiver for use in Personal Handyphone Systems (PHS). We began shipping this transceiver in production volumes in the second quarter of 2005.
     Currently, in addition to our transceivers designed for the digital cordless telephone PHS products, we offer a full line of high data-rate ISM-band transceivers for applications such as wireless speakers and headphones, game controllers, voice headsets and other electronic appliances. Micro Linear offers a uniquely broad line of transceivers that address the most popular unlicensed bands: 900 MHz, 2.4 GHz, and 5.8 GHz. To simplify system design and decrease time to market, we also offer starter kits and reference designs.
     Wireless product revenue represented 84% of net revenue for the second quarter of 2005 compared to 77% of net revenue for the second quarter of 2004. We expect that wireless product revenue will continue to increase as a percentage of our total revenues as our legacy networking products near end-of-life.

Results of Operations
Three Months and Six Months Ended June 30, 2005 Compared with Three Months and Six Months Ended June 30, 2004
     The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended June 30
	2005		2004
		($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$4,997	83.8%	$5,023	77.2%
Networking	967	16.2	1,485	22.8

Total net revenue	5,964	100.0	6,508	100.0
Cost of goods sold	2,330	39.1	2,683	41.2

Gross margin	3,634	60.9	3,825	58.8
Operating expenses:
Research and development	2,467	41.3	2,612	40.1
Selling, general and administrative	2,112	35.4	1,856	28.5
Restructuring charges	—	—	166	2.6

Total operating expenses	4,579	76.7	4,634	71.2

Loss from operations	(945)	(15.8)	(809)	(12.4)
Interest and other income	103	1.7	47	0.7
Interest and other expense	(2)	(0.1)	(49)	(0.8)

Loss before income taxes	(844)	(14.2)	(811)	(12.5)
Provision for taxes	6	0.1	6	0.1

Net loss	$(850)	(14.3)%	$(817)	(12.6)%

	For the Six Months Ended June 30
	2005		2004
		($ in thousands)
		% of Net		% of Net
		Revenue		Revenue
Net revenue
Wireless	$8,142	79.7%	$7,172	69.3%
Networking	2,068	20.3	3,176	30.7

Total net revenue	10,210	100.0	10,348	100.0
Cost of goods sold	4,373	42.8	4,776	46.2

Gross margin	5,837	57.2	5,572	53.8
Operating expenses:
Research and development	4,663	45.7	5,253	50.8
Selling, general and administrative	3,718	36.4	3,702	35.8
Restructuring	—	—	166	1.6

Total operating expenses	8,381	82.1	9,121	88.2

Loss from operations	(2,544)	(24.9)	(3,549)	(34.4)
Interest and other income	196	2.0	109	1.1
Interest and other expense	(7)	(0.1)	(86)	(0.8)

Loss before income taxes	(2,355)	(23.0)	(3,526)	(34.1)
Provision for taxes	7	0.1	10	0.1

Net loss	$(2,362)	(23.1)%	$(3,536)	(34.2)%

Net Revenue

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
Wireless	$4,997	(0.5)%	$5,023	$8,142	13.5%	$7,172
Networking	967	(34.9)%	1,485	2,068	(34.9)%	3,176

Total	$5,964	(8.4)%	$6,508	$10,210	(1.3)%	$10,348

     Net revenue during the second quarter of 2005 decreased $0.5 million from the comparable second quarter of 2004. The decrease was almost entirely due to the expected decline in revenue from our legacy networking products as they neared end-of-life. Unit volume shipments of our wireless products increased 54% over the second quarter of 2004. Unit shipments to Uniden Corporation and Giant Electronics, Ltd. were at record levels. Demand for our 5.8 GHz products, used in digital cordless telephones, and our 900 MHz products, used mainly in wireless headsets, were at record levels. However, the increase in unit volume shipments was offset by a decrease in the average selling prices of our wireless products. During the second quarter of 2005 we began shipping our ML1900, the first product in our family of Personal Handyphone System (PHS) transceivers. Sales of the ML1900 accounted for less than 10% of total net revenue in the second quarter of 2005. Our average selling prices will fluctuate from quarter to quarter as we introduce new products at higher selling prices and reduce the prices on products that are maturing.
     Net revenue for the first six months of 2005 decreased slightly as compared to the first six months of 2004. Our wireless product net revenue increased $1.0 million, a 14% increase over the comparable period for 2004, while net revenue from our networking products decreased $1.1 million, a 35% decline. The increase in wireless product net revenue was due mainly to a 41% increase in unit volume shipments, offset by a 20% decrease in the average selling prices for these products. The decrease in networking product net revenue during the first six months of 2005, as compared to the first six months of 2004, was due to the decline in shipments of our legacy networking products as they neared end-of-life.
     In the second quarter of 2005 and the comparable period for 2004, sales to Uniden Corporation and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics Inc., each accounted for more than 10% of our net revenue.
     International revenue for the second quarter of 2005 totaled $5.8 million compared to $6.3 million for the second quarter of 2004. International revenue accounted for 97% of total net revenue in both these periods. International revenue for the first six months of 2005 totaled $9.8 million, or 96% of net revenue compared to $9.9 million, or 95% of net revenue for the first six months of 2004. Domestic revenue was approximately 3% of net revenue for the second quarter of 2005 and for the comparable period of 2004. Domestic revenue was approximately 4% of net revenue for the first six months of 2005 and 5% of net revenue for the first six months of 2004. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.
Gross Margin

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
Gross Margin	$3,634	(5.0)%	$3,825	$5,837	4.8%	$5,572
%	61%		59%	57%		54%
     Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, product yields and manufacturing overhead costs. It is also periodically affected by costs incurred in connection with start-up and installation of new manufacturing processes at our subcontractors.
     Gross margin increased to 61% in the second quarter of 2005, as compared to 59% in the second quarter of 2004. This increase was primarily due to reductions in manufacturing overhead costs of $0.2 million in the second quarter of 2005 as compared to the second quarter of 2004. The reduction in manufacturing overhead stemmed mainly from headcount reductions in our operations group and receipt of rebates from certain test and assembly subcontractors. During the second quarter of 2005, we sold approximately $65,000 of excess inventory that was previously written down as compared to approximately $11,000 of excess inventory that was sold in the second quarter of 2004. We recognized charges of approximately $54,000 for reserves for additional excess products in the second quarter of 2005 as compared to approximately $23,000 in additional reserves for excess products in the second quarter of 2004.

     Wireless product gross margin was 57% during the second quarter of 2005, essentially flat with the comparable year ago quarter. The average selling prices of our wireless products declined during the second quarter of 2005 due to a combination of price reductions on our maturing high volume wireless products and a shift in product mix. The decline in average selling prices was offset by reductions in the average direct unit costs for our wireless products as well as reductions in manufacturing overhead.
     Networking product gross margin increased to 82% in the second quarter of 2005 from 64% for the comparable second quarter of 2004. The increase in gross margin is due to a shift in product mix in sales of our legacy networking products as well as a reduction in manufacturing overhead costs. We expect that the gross margin realized from these legacy products will continue to fluctuate from period to period due to changes in product mix resulting from changes in customer demand as well as product availability for those products that have been declared to be end-of-life.
     Gross margin for the first six months of 2005 increased to 57% from 54% in the first six months of 2004. This increase was mainly due to a decrease in manufacturing overhead costs of $0.3 million due to receipt of rebates from certain of our test and assembly subcontractors in the first six months of 2005 and a decrease in other outside services costs related to the introduction of new products. We expect manufacturing overhead costs to increase in the future as we continue to prepare for the introduction of new products. During the first six months of 2005, we sold approximately $105,000 of excess product inventory that was previously written down as compared to approximately $50,000 of excess inventory that was sold in the comparable year ago period. We recognized charges of approximately $100,000 to provide additional reserves for excess inventory in the first six months of 2005 as compared to approximately $162,000 in the first six months of 2004.
     Wireless product gross margin increased to 52% for the first six months of 2005 from 49% for the first six months of 2004. Networking product gross margin increased to 76% for the first six months of 2005 as compared to 64% for the first six months of 2004.
Research and Development Expenses (R&D)

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
R&D	$2,467	(5.6)%	$2,612	$4,663	(11.2)%	$5,253
     Research and development expenses include costs associated with the definition, design and development of new products. In addition, research and development expenses include test development and prototype costs associated with new products prior to their release to manufacturing.
     We expense wafers and production mask sets related to new products as research and development costs until products based on new designs are fully characterized, support published data sheets and satisfy reliability tests.
     Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses decreased $0.1 million and $0.6 million, during the second quarter and first half of 2005 from the comparable second quarter and first half of 2004.
     Increases in employee related costs of approximately $0.3 million in the second quarter of 2005 over the comparable quarter in 2004, were offset by decreases in outside services costs of approximately $0.2 million and prototype and equipment costs and other costs associated with the development and introduction of new products of approximately $0.2 million.
     Increases in employee related costs of approximately $0.5 million in the first six months of 2005 over the first six months of 2004, were offset by decreases in outside services costs of approximately $0.4 million, prototype, equipment and other costs associated with the development and introduction of new products of approximately $0.6 million and a reduction of facility costs of approximately $0.1 million.

     We intend to expend significant resources in the development of new products during the foreseeable future and expect that our research and development costs may increase in the coming quarters as we near the completion of development efforts for several of our new products.
Selling, General and Administrative Expenses (SG&A)

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
SG&A	$2,112	13.8%	$1,856	$3,718	0.4%	$3,702
     During the first quarter of 2005, we began the realignment of our sales and marketing functions in order to increase the focus on the introduction of our new products, including our new PHS transceiver, expand the development of new markets within Asia, and concentrate on developing major accounts. As a result of these efforts we realized an interim savings in sales and marketing costs as we began to redirect our efforts from projects and activities that were of a lower priority and began to concentrate our resources on these new products, markets and customers.
     During the second quarter of 2005, we incurred approximately $0.3 million in employee termination costs, including approximately $88,000 in non-cash charges related to the modification of certain employee option grants, due to our realignment of sales and marketing activities. We also incurred approximately $0.1 million in increased costs in the second quarter of 2005, as compared to the second quarter of 2004, related to our efforts to implement controls required by Section 404 of The Sarbanes Oxley Act. However, selling, general and administrative expenses for the first six months of 2005 remained essentially flat with the comparable period of 2004, as the additional costs incurred during the second quarter of 2005 were offset by the reduced expenses in employee related costs and consulting expenses related to our realignment efforts during the first quarter of 2005.
Interest and Other Income and Interest and Other Expense

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
Interest and other income	$103	119%	$47	$196	79.8%	$109
Interest and other expense	$(2)	95.9%	$(49)	$(7)	91.9%	$(86)
     The increase in interest and other income for the first six months of 2005, as compared to the first six months of 2004, was primarily due to higher short-term interest rates in 2005. Interest and other expense incurred during 2004 consisted primarily of interest payments attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses for the first six months of 2005, as compared to the first six months of 2004, was mainly due to the repayment of that mortgage in July 2004 when the property was sold.
Provision for Income Taxes

	Three months ended	% Change	Three months ended	Six months ended	% Change	Six months ended
	June 30, 2005	2004 to 2005	June 30, 2004	June 30, 2005	2004 to 2005	June 30, 2004
	($ in thousands)			($ in thousands)
Provision for income taxes	$6	0.0%	$6	$7	30.0%	$10
     The provision for income taxes for the three months and six months ended June 30, 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan. The provision for income taxes for the three months and six months ended June 30, 2004 consists mainly of state taxes. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2005 and 2004 was 0.7% and the effective tax rate for the six months ended 2005 and 2004 was 0.3%.

Liquidity and Capital Resources

	For the Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(2,622)	$(4,267)
Net cash (used in) provided by investing activities	(732)	3,927
Net cash provided by financing activities	1,005	326

Net decrease in cash and cash equivalents	$(2,349)	$(14)

     Net cash used by operating activities during the first six months of 2005 was mainly due to our net operating loss of $2.4 million. Our major uses of cash during the quarter were operating expenses and our cost of manufacturing products. Our inventory balances increased by $0.7 million in anticipation of the seasonally strong third quarter in the digital cordless phone market and an initial production ramp of our PHS products. In addition, our accounts receivable balance increased by $0.8 million because of a heavy sales volume in the third month of the second quarter of 2005. Other major sources of cash during the second quarter of 2005 included $1.0 million from an increase in our accounts payable balance and $0.3 million from an increase in our accrued liabilities. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses. In addition, non-cash depreciation and amortization charges were $0.1 million for the first six months of 2005, as compared to $0.3 million for the six months of 2004. The higher depreciation in 2004 was due to the depreciation associated with our San Jose property that was sold in July 2004. Net cash used by operating activities during the first six months of 2004 was mainly due to our net operating loss of $3.5 million.
     Net cash used in investing activities during the first six months of 2005 was primarily due to net purchases of short-term investments of $0.5 million and purchases of capital equipment of $0.2 million. The capital equipment purchased consisted mainly of engineering equipment and software design tools used in research development projects. Capital expenditures for this type of equipment are expected to stay at or near the second quarter levels in the coming quarter and we anticipate that we will be able to provide for these expenditures without any additional sources of financing. Net cash provided by investing activities during the first six months of 2004 was primarily due to net sales of short-term investments and maturities of $4.3 million. This was partially offset by capital expenditures of $0.4 million.
     Net cash provided by financing activities consists mainly of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Proceeds from common stock issuances were $1.0 million for the first six months of 2005 and $0.5 million for the comparable period of 2004. In the first six months of 2004 principal payments on the mortgage for our San Jose property was $0.1 million. The mortgage was fully repaid when the property was sold during the third quarter of 2004.
     Working capital was $15.1 million as of June 30, 2005, compared to $16.3 million as of December 31, 2004. Working capital at June 30, 2005 includes cash and cash equivalents of $8.6 million and short-term investments of $5.2 million.
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
     In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
     Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include:
•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue recognition from contracts, which may span several quarters;

•	competitive market conditions;

•	the announcement or introduction of new or enhanced products by us, or competitors, or both;

•	any delay in the introduction of new or enhanced products by us;

•	market acceptance of our new products and continuing demand for our existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	fluctuations in end user demand for wireless products manufactured by our customers which incorporate our technology;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols;

•	demand placed on foundries may exceed available supply resulting in supply allocations or long lead times; and

•	availability and performance of advanced silicon process technologies from foundry sources.
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
     We have incurred quarterly net losses from June 2000 through June 2005, except for a profit in the third quarter of 2002, which was attributable to an income tax refund, and a net profit for the third quarter of 2004 which occurred from the sale of our land and buildings. Because of those losses, we had an accumulated deficit of $26.7 million as of June 30, 2005.
     Successful engineering development and market penetration in the product areas we have chosen to compete in require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next 12 months. We expect to incur losses in the future and may not achieve our goals of net income and cash flow.
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
     A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 93% and 89% of net revenue for the three months and six months ended June 30, 2005, respectively, and approximately 91% and 87% of net revenue for the comparable periods in 2004. Two customers, Uniden Corporation and Giant Electronics, Ltd. (a subcontract manufacturer for Plantronics, Inc), together accounted for 67% of our net revenue for the second quarter of 2005. Sales to domestic distributors accounted for approximately 3% and 4% of net revenue for the three months and six months ended June 30, 2005, respectively, and for both of the comparable periods in 2004. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.
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
     Sales to customers outside of the United States represented 97% and 96% of net revenue for the three months and six months ended June 30, 2005, respectively, and approximately 97% and 95% of net revenue for the comparable periods in 2004. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:
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
     Substantially all of our international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, we have not experienced any material difficulties in obtaining export licenses. In the future, if we have difficulties or delays in obtaining expert licenses, we may be unable to sell our products to international customers which could harm our operating results.

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
Because we do not have long-term commitments from our distributors or customers, we must estimate customer demand, and errors in our estimates can have negative effects on our inventory levels, sales and operating results.
     Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, we may end up with excess inventory and our business and operating results would suffer.

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
     Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2005 and June 30, 2005 our stock price has traded as high as $6.24 on June 2, 2005 and as low as $4.20 on April 25, 2005. Our stock price could fluctuate significantly due to a number of factors, including:
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
     We are evaluating our internal controls systems in order to allow management to report on, and our independent public accountants to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. We are required to be in compliance with this section of the Sarbanes-Oxley Act by December 31, 2006. As a result, we are incurring additional expenses and a diversion of management’s time. While we believe that our internal control procedures are adequate and we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or The Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     As of June 30, 2005, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% as of June 30, 2005, the decline in the fair value of the portfolio would not be material.
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
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document
3(ii)	Amended and Restated Bylaws of the Registrant

10.1	Amendment to 1994 Director Option Plan

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRO LINEAR CORPORATION
Date: August 17, 2005	By	/s/ TIMOTHY A. RICHARDSON
Timothy A. Richardson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2005	By	/s/ MICHAEL W. SCHRADLE
Michael W. Schradle
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3(ii)	Amended and Restated Bylaws of the Registrant

10.1	Amendment to 1994 Director Option Plan

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.