Form 10-Q
period 2005-10-02
MICRO LINEAR CORP /CA/
filed 2005-11-16
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________to__________

Commission File Number 0-24758

Micro Linear Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-2910085

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 Concourse Drive San Jose, California	95131

(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2005, net of shares held in treasury, was 12,984,730.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2005	December 31, 2004

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,186	$10,920
Short-term investments	3,613	4,660
Accounts receivable, net of allowance for doubtful accounts of $97 at September 30, 2005 and $139 at December 31, 2004	2,378	2,878
Inventories	3,103	1,770
Other current assets	268	210

Total current assets	19,548	20,438
Property and equipment, net	476	459
Other assets	17	28

Total assets	$20,041	$20,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,327	$1,500
Accrued compensation and benefits	854	988
Deferred revenue	1,318	494
Other accrued liabilities	956	1,121

Total current liabilities	5,455	4,103
Stockholders’ equity:
Common stock	16	15
Additional paid-in capital	63,264	61,368
Accumulated deficit	(28,454)	(24,320)
Accumulated other comprehensive loss	(7)	(8)
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	14,586	16,822

Total liabilities and stockholders’ equity	$20,041	$20,925

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,

	2005	2004	2005	2004

Net revenue	$3,674	$5,875	$13,884	$16,223
Cost of goods sold	1,589	2,465	5,962	7,242

Gross margin	2,085	3,410	7,922	8,981

Operating expenses:
Research and development	2,350	2,165	7,013	7,417
Selling, general and administrative	1,606	1,796	5,325	5,498
Restructuring charges	—	—	—	166
Gain on sale of land and buildings	—	(1,138)	—	(1,138)

Total operating expenses	3,956	2,823	12,338	11,943

Income (loss) from operations	(1,871)	587	(4,416)	(2,962)
Interest and other income	111	57	307	166
Interest and other expense	(4)	(23)	(10)	(109)

Income (loss) before income taxes	(1,764)	621	(4,119)	(2,905)
Provision for income taxes	8	14	15	24

Net income (loss)	$(1,772)	$607	$(4,134)	$(2,929)

Net income (loss) per share:
Basic
Net income (loss) per share	$(0.14)	$0.05	$(0.33)	$(0.24)

Weighted average number of shares used in per share computation	12,906	12,424	12,652	12,383

Diluted
Net income (loss) per share	$(0.14)	$0.04	$(0.33)	$(0.24)

Weighted average number of shares used in per share computation	12,906	13,698	12,652	12,383

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	NINE MONTHS ENDED September 30,

	2005	2004

Operating activities:
Net loss	$(4,134)	$(2,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of land and buildings	—	(1,138)
Depreciation and amortization	229	449
Provision for doubtful accounts receivable	43	173
Restructuring	—	145
Provision for excess inventory	106	434
Stock-based compensation expense	138	113
Changes in assets and liabilities:
Accounts receivable	457	(2,659)
Inventories	(1,439)	99
Other assets	(47)	211
Accounts payable	827	(684)
Accrued compensation and benefits, and other accrued liabilities	(299)	(74)
Deferred revenue	824	(7)

Net cash used in operating activities	(3,295)	(5,867)

Investing activities:
Purchases of property and equipment	(246)	(401)
Proceeds from sale of land and buildings	—	6,530
Purchases of short-term investments	(5,464)	(6,306)
Proceeds from sales and maturities of short-term investments	6,512	10,485

Net cash provided by investing activities	802	10,308

Financing activities:
Principal payments on debt	—	(2,040)
Proceeds from exercise of stock options	1,759	601

Net cash provided by (used in) financing activities	1,759	(1,439)

Net increase (decrease) in cash and cash equivalents	(734)	3,002
Cash and cash equivalents at beginning of period	10,920	8,703

Cash and cash equivalents at end of period	$10,186	$11,705

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

          Headquartered in San Jose, CA, Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuits. The Company offers a full line of high data-rate ISM-band transceivers for consumer applications such as cordless phones, Personal Handyphone System (PHS), wireless speakers and headphones, game controllers, voice headsets and other electronic appliances. Micro Linear offers a uniquely broad line of transceivers that address the most popular unlicensed bands: 900 MHz, 2.4 GHz, and 5.8 GHz. Micro Linear’s products are available through its authorized representatives and distributors worldwide.

Fiscal Year

          We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2004 ended on January 2, 2005. The third quarter of 2005 ended on October 2, 2005 and the third quarter of 2004 ended on September 26, 2004. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

          The consolidated financial statements include the accounts of Micro Linear Corporation and our wholly-owned subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

          The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the third quarter of 2005 and 2004, transaction gains and losses were not significant.

Basis of Presentation

          The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended January 2, 2005, filed with the Securities and Exchange Commission on April 4, 2005.

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

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of all potentially dilutive common stock outstanding during the period. Diluted net income (loss) per share excludes potential common stock if the effect is anti-dilutive. We compute diluted net income (loss) per share using the treasury stock method for stock options outstanding.

          A total of 4,175,349 shares of potential common stock related to stock options were not included in the dilutive net loss per share calculations for the three and nine months ended September 30, 2005 because their effect would be anti-dilutive.  A total 2,606,081 and 3,880,236 shares of potential common stock related to stock options were not included in the dilutive earnings per share calculations for the three and nine months ended September 30, 2004, respectively because their effect would be anti-dilutive.

Stock-Based Compensation

          We account for our employee stock option plans in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of our stock at the date of grant or modification, over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

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

	Employee Stock Purchase Plan				Stock Option Plans

	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004	2005	2004	2005	2004

Expected life (in years)	0.5	0.5	0.5	0.5	2.75	2.78	2.62	2.73
Risk-free interest rate	3.83%	1.77%	3.36%	1.40%	4.01%	2.73%	3.66%	2.19%
Volatility	41%	59%	46%	54%	41%	55%	45%	58%
Dividend yield	—	—	—	—	—	—	—	—
Weighted average fair value of options granted	$1.42	$1.77	$1.43	$1.65	$1.77	$2.27	$1.57	$2.46

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

          The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands except for per share amounts).

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net income (loss), as reported	$(1,772)	$607	$(4,134)	$(2,929)
Add: Stock-based employee compensation expense reported in net income (loss), net of related tax effects	—	—	88	—
Deduct: Stock-based compensation expense determined under fair value based method for employee awards, net of related tax effects	(232)	(251)	(815)	(812)

Pro forma net income (loss)	$(2,004)	$356	$(4,861)	$(3,741)

Pro forma net income (loss) per share:
Basic	$(0.16)	$0.03	$(0.39)	$(0.30)
Diluted	$(0.16)	$0.03	$(0.39)	$(0.30)
Reported net income (loss) per share:
Basic	$(0.14)	$0.05	$(0.33)	$(0.24)
Diluted	$(0.14)	$0.04	$(0.33)	$(0.24)

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Work-in-process	$1,111	$677
Finished goods	1,545	954
Inventory held by distributors	447	139

Total inventories	$3,103	$1,770

Provision for Income Taxes

          The provision for income taxes for the three months and nine months ended September 30, 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan. The provision for income taxes for the three months and nine months ended September 30, 2004 consists mainly of state taxes. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended September 30, 2005 was 0.5% and for the nine months ended September 30, 2005 was 0.4%.  The effective tax rate for the three months ended September 30, 2004 was 2.3% and for the nine months ended September 30, 2004 was 0.8%.

Comprehensive Income (Loss)

          For the three months and nine months ended September 30, 2005 and 2004, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$(1,772)	$607	$(4,134)	$(2,929)
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net	(2)	2	1	(11)

Comprehensive income (loss)	$(1,774)	$609	$(4,133)	$(2,940)

3. Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs - Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.

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

          In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our financial statements.

4. Operations by Geographic Regions

The following is a summary of revenue by geographical regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net revenue:
United States & Canada	$312	$256	$854	$737
Japan	1,021	3,602	6,021	9,542
Hong Kong	2,106	1,467	5,526	3,485
Other Asia	57	141	644	662
Europe	178	409	839	1,797

Consolidated	$3,674	$5,875	$13,884	$16,223

5. Sale of Land and Buildings

          On July 28, 2004, we sold our San Jose facilities for approximately $7.0 million. During the third quarter of 2004, we recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and closing costs of $0.5 million.

6. Restructuring Charges

          In the second quarter of 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004 when we entered into a sublease agreement for these premises. As of September 30, 2005, the remaining balance of our restructuring reserve relates to our continuing obligations for costs of the Utah facility in excess of expected sublease payments (in thousands).

Balance, December 31, 2004	$149
Cash payments	(59)

Balance, September 30, 2005	$90

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

          These forward-looking statements include, but are not limited to, statements regarding: our expectation that wireless product revenue will continue to increase as a percentage of our total revenues as our legacy products near end-of-life, our expectation that average selling prices will fluctuate in future quarters, our expectation that the gross margin realized on certain of our legacy products will fluctuate from period to period, our expectations that manufacturing overhead costs will increase in the future, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance, our expectation that international revenue will account for the substantial majority of our total net revenue for the foreseeable future, our intention to expend significant resources in the development of new products during the foreseeable future, our expectation that our research and development costs may fluctuate in the coming quarters, our expectations regarding trade payables and accrued liability balances, our expectation that our capital expenditures will stay near third quarter levels in the coming quarter and that we will be able to provide for these expenditures without any additional sources of financing and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment and provide adequate working capital for the next 12 months.

          Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under “Factors that May Affect Future Operating Results”.

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

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Micro Linear’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. They include those regarding (1) revenue recognition, (2) estimating accrued liabilities and allowance for doubtful accounts, (3) inventory and related allowance for obsolete and excess inventory, (4) accounting for income taxes, and (5) valuation of long-lived assets.

          The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 2, 2005.

Overview

          Micro Linear was founded in 1983, and until 2000, we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. In 2005, we completed the development of a transceiver for use in Personal Handyphone Systems (PHS). We began initial shipments of this transceiver in the second quarter of 2005. Shipments of PHS transceivers were not significant in comparison to total shipments in the third quarter of 2005.

          Currently, in addition to our transceivers designed for digital cordless telephones and PHS products, we offer a full line of high data-rate ISM-band transceivers for applications such as wireless speakers and headphones, game controllers, voice headsets and other electronic appliances. Micro Linear offers a broad line of transceivers that address the most popular unlicensed bands: 900 MHz, 2.4 GHz, and 5.8 GHz. To simplify system design and decrease time to market, we also offer starter kits and reference designs.

          Wireless product revenue represented 76% of total net revenue for the third quarter of 2005 compared to 82% of total net revenue for the third quarter of 2004. Notwithstanding the third quarter of 2005, we expect that wireless product revenue will increase as a percentage of our total net revenue as our legacy networking products near end-of-life.

Results of Operations

Three Months and Nine Months Ended September 30, 2005 Compared with Three Months and Nine Months Ended September 30, 2004

          The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended September 30

	2005		2004

		% of Net Revenue		% of Net Revenue

	($ in thousands)
Net revenue
Wireless	$2,775	75.5%	$4,804	81.8%
Networking	899	24.5	1,071	18.2

Total net revenue	3,674	100.0	5,875	100.0
Cost of goods sold	1,589	43.2	2,465	42.0

Gross margin	2,085	56.8	3,410	58.0
Operating expenses:
Research and development	2,350	64.0	2,165	36.8
Selling, general and administrative	1,606	43.7	1,796	30.6
Gain on sale of land and buildings	—	—	(1,138)	(19.4)

Total operating expenses	3,956	107.7	2,823	48.0

Income (loss) from operations	(1,871)	(50.9)	587	10.0
Interest and other income	111	3.0	57	1.0
Interest and other expense	(4)	(0.1)	(23)	(0.4)

Income (loss) before income taxes	(1,764)	(48.0)	621	10.6
Provision for taxes	8	0.2	14	0.2

Net income (loss)	$(1,772)	(48.2)%	$607	10.4%

	For the Nine Months Ended September 30

	2005		2004

		% of Net Revenue		% of Net Revenue

	($ in thousands)
Net revenue
Wireless	$10,917	78.6%	$11,976	73.8%
Networking	2,967	21.4	4,247	26.2

Total net revenue	13,884	100.0	16,223	100.0
Cost of goods sold	5,962	42.9	7,242	44.6

Gross margin	7,922	57.1	8,981	55.4
Operating expenses:
Research and development	7,013	50.5	7,417	45.7
Selling, general and administrative	5,325	38.4	5,498	33.9
Restructuring charges	—	—	166	1.0
Gain on sale of land and buildings	—	—	(1,138)	(7.0)

Total operating expenses	12,338	88.9	11,943	73.6

Loss from operations	(4,416)	(31.8)	(2,962)	(18.3)
Interest and other income	307	2.2	166	1.0
Interest and other expense	(10)	(0.1)	(109)	(0.7)

Loss before income taxes	(4,119)	(29.7)	(2,905)	(17.9)
Provision for taxes	15	0.1	24	0.1

Net loss	$(4,134)	(29.8)%	$(2,929)	(18.1)%

Net Revenue

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
Wireless	$2,775	(42.2)%	$4,804	$10,917	(8.8)%	$11,976
Networking	899	(16.1)%	1,071	2,967	(30.1)%	4,247

Total	$3,674	(37.5)%	$5,875	$13,884	(14.4)%	$16,223

          Net revenue during the third quarter of 2005 decreased $2.2 million from the comparable third quarter of 2004. Revenue from wireless products, consisting mostly of digital cordless telephone transceivers, decreased approximately $2.0 million and revenue from networking products decreased $0.2 million from the comparable third quarter of 2004.

          There were two primary causes for the decrease in wireless product revenues.  Demand for our ML5800 from a major digital cordless telephone customer decreased as that customer delayed the introduction of some of its new models and experienced delays in transferring the production of other models to a different factory.  In addition, average selling prices of our wireless products decreased 45% in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to decreases in average selling prices of both of our high volume wireless products, the ML5800 and ML5824, and a shift in product mix to our lower priced ML5824. We expect that our average selling prices of our wireless products will continue to fluctuate from quarter to quarter as we introduce new products at higher selling prices and reduce the prices on products that are maturing.

          Unit volume shipments of our wireless products increased 9% over the third quarter of 2004.  However, almost all of the increase in volumes was attributable to an increase in volumes of our ML5824, which has a lower average selling price than our ML5800. The ML5800 was our highest volume product shipping in the third quarter of 2004. Unit shipments of our ML2722, our 900MHz wireless transceiver, sold primarily to Giant Electronics, Ltd., a Plantronics Corporation subcontractor, increased 9% as compared to shipments in the third quarter of 2004.

          Our volume of shipment of PHS transceivers was not significant in the third quarter of 2005, as we are experiencing a longer than expected sales cycle for our first generation PHS transceivers. A small number of PHS manufacturers are currently evaluating the ML1900. The longer sales cycle is due to many factors, including delays by such PHS manufacturers in introducing new products that would incorporate our transceivers.  These delays are a result of internal technical problems experienced by such manufacturers and an increase in the time such manufacturers require to qualify our product. In addition, some potential customers have made the decision to defer utilizing our first generation PHS products because they do not meet such manufacturers’ performance criteria.  Instead they have decided to  wait and evaluate our second generation transceiver, the ML1905, when and if it becomes available. There can be no assurance any customers will purchase the ML1900 or the ML1905. The Company currently has $1.3 million of PHS inventory. If we determine we are unable to see all this inventory, we will need to write-down all or a portion of it. The Company reviews and values all it's inventory on a quarterly basis.

          As these delays in the adoption of our first generation PHS products continue, more potential customers may choose to wait to evaluate our ML1905 or may consider using PHS transceivers offered by other component suppliers.  There can be no assurance when or if our PHS transceivers will begin shipping in significant volumes.

          Sales of our networking products decreased to $0.9 million for the third quarter of 2005, from $1.1 million in the comparable third quarter of 2004.  This decrease of $0.2 million was primarily due to a 30% decrease in unit shipments of our legacy networking products as they approach end-of-life, offset somewhat by a 20% increase in average selling prices.  Average selling prices increased due to a combination of increases in our list prices for these legacy products and a shift in product mix.

          Net revenue for the first nine months of 2005 decreased $2.3 million as compared to the first nine months of 2004. Our wireless product net revenue decreased 9% from the comparable period for 2004, while net revenue from our networking products decreased 30% during this same period. The decrease in our wireless product revenue during this period occurred mainly in the third quarter of 2005 due to a decrease in demand from a major digital cordless telephone customer.  Unit shipments of wireless products for the first nine months of 2005 increased 28% from the year ago period, but were offset by a 29% decrease in the average selling prices of these products.  The decrease in networking product net revenue during the first nine months of 2005, as compared to the first nine months of 2004, was due to the decline in shipments of our legacy networking products as they neared end-of-life.  Unit shipments of networking products declined 31% during this period while average selling prices increased 1%.

          In the third quarter and nine months ended September 30, 2005, sales to Uniden Corporation, Vtech Telecommunications, Ltd., and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics Inc., each accounted for more than 10% of our net revenue.  In the third quarter of 2004, sales to Uniden Corporation and Vtech Telecommunications, Ltd., each accounted for more than 10% of our net revenue.  For the first nine months of 2004, sales to Uniden Corporation accounted for more than 10% our net revenue.

          International revenue for the third quarter of 2005 totaled $3.4 million, or 92% of net revenue compared to $5.6 million, or 96% for the third quarter of 2004. International revenue for the first nine months of 2005 totaled $13.1 million, or 94% of total net revenue compared to $15.5, or 95% of net revenue for the first nine months of 2004.   Domestic revenue was approximately 8% of net revenue for the third quarter of 2005 compared to 4% of net revenue for the third quarter of 2004.   Domestic revenue was approximately 6% of net revenue for the first nine months of 2005 and 5% of net revenue for the first nine months of 2004. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

Gross Margin

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
Gross Margin	$2,085	(38.9)%	$3,410	$7,922	(11.8)%	$8,981
%	57%		58%	57%		55%

          Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, product yields and manufacturing overhead costs. It is also periodically affected by costs incurred in connection with start-up and installation of new manufacturing processes at our subcontractors and, when necessary the write-down of inventory to net realizable value. Inventory write-downs involve significant estimation.  Actual results could be different from these estimates, which could result in either additional charges in future periods and reduction of gross margins, or benefits from sale of previously written down inventory and increases in gross margin.

          Gross margin was 57% in the third quarter of 2005, relatively flat with the 58% gross margin achieved in the third quarter of 2004. Manufacturing overhead costs decreased approximately $0.4 million in the current quarter. The reduction in manufacturing overhead stemmed mainly from headcount reductions in our operations group and receipt of rebates from certain test and assembly subcontractors. During the third quarter of 2005, our gross margin benefited by approximately $69,000 from sales of previously written down inventory as compared to approximately $33,000 in the third quarter of 2004. We recognized charges of approximately $5,000 for additional reserves for excess products in the third quarter of 2005 as compared to approximately $0.3 million in the third quarter of 2004.

          Wireless product gross margin was 50% during the third quarter of 2005, down from 54% in the comparable year ago quarter. The average selling prices of our wireless products declined during the third quarter of 2005 due to a combination of price reductions on our maturing high volume wireless products and a shift in product mix. The decline in average selling prices was offset by a 36% reduction in the average direct unit costs for our wireless products, primarily due to a shift in product mix, as well as reductions in manufacturing overhead due to reduced headcount and receipt of rebates from certain contractors.

          Networking product gross margin increased to 78% in the third quarter of 2005 up slightly from 75% for the comparable third quarter of 2004. The increase in gross margin was primarily due to the reduction in manufacturing overhead costs due mainly to reduced operations headcount. We expect that the gross margin realized from these legacy products will continue to fluctuate from period to period due to shifts in product mix resulting from changes in customer demand as well as product availability for those products that have been declared to be end-of-life.

          Gross margin for the first nine months of 2005 increased to 57% from 55% in the first nine months of 2004. This increase was mainly due to a decrease in manufacturing overhead costs of $0.6 million in the first nine months of 2005 due primarily to the receipt of rebates from certain of our test and assembly subcontractors, a decrease in manufacturing headcount, and a decrease in other outside services costs related to the introduction of new products. We expect manufacturing overhead costs to fluctuate in the future as we prepare for the introduction of new products.

          During the first nine months of 2005, our gross margin benefited by approximately $177,000 from sales of previously written down inventory as compared to approximately $83,000 of excess inventory that was sold in the comparable year ago period. We recognized charges of approximately $106,000 to provide additional reserves for excess inventory in the first nine months of 2005 as compared to approximately $434,000 in the first nine months of 2004.

          Wireless product gross margin increased to 52% for the first nine months of 2005 from 51% for the first nine months of 2004.  Average selling prices of our wireless products decreased 29% during this period, offset by a 29% decrease in average unit costs.  Networking product gross margin increased to 76% for the first nine months of 2005 as compared to 67% for the first nine months of 2004.  The increase in networking product gross margin was primarily due to a combination of price increases and a shift in product mix.

Research and Development Expenses (R&D)

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
R&D	$2,350	8.5%	$2,165	$7,013	(5.4)%	$7,417

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

          Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses increased $0.2 million in the third quarter of 2005 as compared to the third quarter of 2004 due primarily to costs associated with the introduction of PHS products. Headcount related costs, consisting mainly of wages and benefits, increased approximately $0.2 million from the comparable third quarter of 2004 due to increases in headcount.  This increase was offset by a one-time performance bonus reversal of $0.3 million as the Company did not achieve set targets. Mask and prototype expenses increased by  $0.3 million related mainly to our PHS products.

          Research and development costs decreased by approximately $0.4 million in the first nine months of 2005 as compared to the first nine months of 2004.   Headcount related costs increased $0.6 million due to increases in the research and development headcount which was offset by a one-time performance bonus reversal of $0.3 million. The increase in headcount related costs was also offset by decreases of $0.4 million in outside services costs, relating mainly to new product testing, a decrease of $0.1 million in mask and prototype costs, and a  $0.3 million decrease in equipment costs.

          We intend to expend significant resources in the development of new products during the foreseeable future. However, research and development expense will fluctuate in absolute dollars depending on the status of new products in development.

Selling, General and Administrative Expenses (SG&A)

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
SG&A	$1,606	(10.6)%	$1,796	$5,325	(3.1)%	$5,498

          SG&A expenses consist mainly of costs associated with the marketing and sales of our products as well as those costs associated with the finance, information technology and administrative functions of our company.

          During the first quarter of 2005, we began the realignment of our sales and marketing functions in order to increase the focus on the introduction of our new products, expand the development of new markets within Asia, and concentrate on developing major accounts. As a result of these efforts, we realized savings in sales and marketing costs as we began to redirect our efforts from projects and activities that were of a lower priority and began to concentrate our resources on these new products, markets and customers.

          SG&A costs decreased $0.2 million in our third quarter of 2005 as compared to the third quarter of 2004.  SG&A payroll related costs decreased $0.2 million due to reduction in headcount.  Additional provisions for doubtful accounts receivable, net of recoveries decreased by $0.2 million.  These reductions were offset by an increase of $0.1 million in consulting costs, mainly related to work done to comply with Section 404 of the Sarbanes Oxley Act.

          SG&A costs decreased $0.2 million in the first nine months of 2005 as compared to the first nine months of 2004.   Payroll related costs decreased approximately $0.1 million. Additional provisions for doubtful accounts receivable, net of recoveries decreased by approximately $0.2 million. The decreases were offset by an increase of $0.1 million in commissions paid to sales representatives and $0.2 million of increased consulting costs related to work done to comply with Section 404 of the Sarbanes Oxley Act.

Interest and Other Income and Interest and Other Expense

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
Interest and other income	$111	94.7%	$57	$307	84.9%	$166
Interest and other expense	$(4)	82.6%	$(23)	$(10)	90.8%	$(109)

          The increase in interest and other income for the first three and nine months of 2005, as compared to the first three and nine months of 2004, was primarily due to higher short-term interest rates in 2005. Interest and other expense incurred during 2004 consisted primarily of interest payments attributable to the mortgage on our San Jose facility. The decrease in interest and other expenses for the first nine months of 2005, as compared to the first nine months of 2004, was mainly due to the repayment of that mortgage in July 2004 when the property was sold.

Provision for Income Taxes

	Three months ended September 30, 2005	% Change 2004 to 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	% Change 2004 to 2005	Nine months ended September 30, 2004

		($ in thousands)			($ in thousands)
Provision for income taxes	$8	42.9%	$14	$15	37.5%	$24

          The provision for income taxes for the three months and nine months ended September 30, 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan. The provision for income taxes for the three months and nine months ended September 30, 2004 consists mainly of state taxes. We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended September 30, 2005 was 0.5% and for the nine months ended September 30, 2005 was 0.4%.  The effective tax rate for the three months ended September 30, 2004 was 2.3% and for the nine months ended September 30, 2004 was 0.8%.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,

	2005	2004

	(in thousands)
Net cash used in operating activities	$(3,295)	$(5,867)
Net cash provided by investing activities	802	10,308
Net cash provided by (used in) financing activities	1,759	(1,439)

Net increase (decrease) in cash and cash equivalents	$(734)	$3,002

          Net cash used in operating activities during the first nine months of 2005 was mainly due to our net operating loss of $4.1 million. Our major uses of cash during the first nine months  were operating expenses and our cost of manufacturing products. Our inventory balances increased by $1.3 million mainly due to building product for an initial production ramp of our PHS products. Other major sources of cash during the first nine months of 2005 included a decrease in our accounts receivable balance of $0.5 million and a $1.3 million increase in our total liabilities. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses. In addition, non-cash depreciation and amortization charges were $0.2 million for the first nine months of 2005, as compared to $0.4 million for the nine months of 2004. The higher depreciation in 2004 was due to the depreciation associated with our San Jose property that was sold in July 2004. Net cash used in operating activities during the first nine months of 2004 was mainly due to our net operating loss of $2.9 million which was net of a gain of $1.1 million from the sale of our San Jose facilities in July 2004, and an increase in accounts receivable of $2.7 million.

          Net cash provided by investing activities during the first nine months of 2005 was primarily due to net sales of short-term investments of $1.0 million.  This was partially offset by purchases of capital equipment of $0.2 million. The capital equipment purchased consisted mainly of engineering equipment and software design tools used in research and development projects. Capital expenditures were not significant during the third quarter of 2005. Capital expenditures for this type of equipment are expected to stay at or near the third quarter levels in the coming quarter. We anticipate that we will be able to provide for these expenditures without any additional sources of financing. Net cash provided by investing activities during the first nine months of 2004 was due primarily to the sale of our San Jose facilities for approximately $7.0 million during the third quarter. We recognized a net gain on the sale of approximately $1.1 million and the sale generated net cash of approximately $4.6 million, after a $1.9 million mortgage payoff and $0.5 million of closing costs. Other investing activities during this period consisted primarily of net sales and maturities of short-term investments, which totaled $4.2 million for the first nine months of 2004.

          Net cash provided by financing activities consists mainly of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Proceeds from stock option exercises were $1.8 million for the first nine months of 2005 and $0.6 million for the comparable period of 2004. In the first nine months of 2004 principal payments on the mortgage for our San Jose property were $2.0 million. The mortgage was fully repaid when the property was sold in the third quarter of 2004.

          Working capital was $14.1 million as of September 30, 2005, compared to $16.3 million as of December 31, 2004. Working capital at September 30, 2005 includes cash and cash equivalents of $10.2 million and short-term investments of $3.6 million.

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

Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. We have not yet determined which fair-value method and transitional provision we will follow. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs - Transition and Disclosure.” We believe that adoption of the new standard will have an adverse impact on our results of operations.

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

          In May 2005, as part of a broader attempt to eliminate differences with the International Accounting Standards Board, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on our financial statements.

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

          Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control.  For example, during the quarter ended September 30, 2005, we posted net revenues of $3.7 million, which represented a decrease of 37% from the comparable third quarter of 2004.  As a result of the announcement of these results, our stock price traded as low as $1.50 on the next day of trading on the Nasdaq Stock

Market and closed at $1.99, a 43% decrease from the prior day’s closing price. Some of the factors that may cause these fluctuations include:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue recognition from contracts, which may span several quarters;

•	competitive market conditions;

•	the announcement or introduction of new or enhanced products by us, or competitors, or both;

•	any delay in the introduction of new or enhanced products by us or a delay in the sales cycle of such products;

•	market acceptance of our new products, including our new PHS products, and continuing demand for our existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	fluctuations in end user demand for wireless products manufactured by our customers which incorporate our technology;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols;

•	demand placed on foundries may exceed available supply resulting in supply allocations or long lead times; and

•	availability and performance of advanced silicon process technologies from foundry sources.

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

          We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. If we do not accurately predict our customers’ or potential customers’ requirements or if the products we design do not meet these requirements, or the performance criteria required by our customers or potential customers, our sales may suffer and we may not generate sufficient revenue to offset the costs incurred with developing such products. For example, for several reasons, we have experienced a longer than expected sales cycle for our new PHS products, one of which was that our first generation PHS products did not meet the performance criteria of certain of our potential customers and these customers have made the decision to defer utilizing our first generation products and wait to evaluate our second generation transceiver, the ML1905, when and if it becomes available.  In addition, our customers’ products which incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results would suffer.

          To successfully develop and market certain of our planned products, we may need to enter into technology development or licensing agreements with third parties. If we cannot enter into such agreements on acceptable terms, our ability to develop and market new products could suffer, and our business and operating results would be adversely affected.

          Customers typically take a long time to evaluate our new products. It takes three to six months or more for customers to test new products, and at least an additional three to 12 months until customers begin significant production of products incorporating our products. We may therefore experience a lengthy delay between product development and the generation of revenue from new products. Delays inherent in such a long sales cycle raise additional risks that customers may decide to cancel or change their product plans. Such changes could result in the loss of anticipated sales. For example, during the quarter ended September 30, 2005, sales of our wireless products dropped 42% from the third quarter of 2004 as a result of, among other things, decreased demand for our ML5800 from one of our customers as it delayed the introduction of some of its new models which incorporate our product.   Our business, financial condition, and results of operations would suffer if customers reduce or delay orders, or choose not to release products incorporating our products.

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not become profitable.

          We have incurred quarterly net losses from June 2000 through September 2005, except for a profit in the third quarter of 2002, which was attributable to an income tax refund, and a net profit for the third quarter of 2004 which occurred from the sale of our land and buildings. Because of those losses, we had an accumulated deficit of $28.5 million as of September 30, 2005.

          Successful engineering development and market penetration in the product areas we have chosen to compete in require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. The products we develop may not achieve market acceptance and may not generate sufficient sales to offset the engineering costs incurred during such product development.  For example, we are experiencing a longer than expected sales cycle for our first generation PHS transceivers and we may not generate sales from these products in the near future or ever.  Our networking products are reaching maturity, and revenue from this product line has declined and is expected to decline further over the next 12 months. We expect to incur losses in the future and may not achieve our goals of net income and cash flow.

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

          A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 87% of net revenue for both the three months and nine months ended September 30, 2005, respectively, and approximately 89% and 83% of net revenue for the comparable periods in 2004. Three customers, Uniden Corporation, VTech Telecommunications, Ltd, and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics, Inc., together accounted for 68% of our net revenue for the third quarter of 2005. Sales to domestic distributors accounted for approximately 7% and 4% of net revenue for the three months and nine months ended September 30, 2005, respectively, and approximately 4% for both of the comparable periods in 2004. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. For example, for the quarter ended September 30, 2005, sales of our wireless products dropped 40% from the third quarter of 2004 as a result of, among other things, decreased demand for our ML5800 from one of our customers as it delayed the introduction of some of its new models which incorporate our product. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

          Sales to customers outside of the United States represented 92% and 94% of net revenue for the three months and nine months ended September 30, 2005, respectively, and 96% and 95% of net revenue for the comparable periods in 2004. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

•

Substantially all of our international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, we have not experienced any material difficulties in obtaining export licenses. In the future, if we have difficulties or delays in obtaining expert licenses, we may be unable to sell our products to international customers, which could harm our operating results.

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

          Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, we may end up with excess inventory and may be required to write off excess inventory in accordance with our inventory policy, which could harm our business and operating results.

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

          Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2005 and September 30, 2005 our stock price has traded as high as $6.24 on June 2, 2005 and as low as $3.72 on September 29, 2005. For example, during the quarter ended September 30, 2005, we posted net revenues of $3.7 million, which represented a decrease of 37% from the comparable third quarter of 2004.  As a result of the announcement of these results, our stock price traded as low as $1.50 on the next day of trading on the Nasdaq Stock Market and closed at $1.99, a 43% decrease from the prior day’s closing price. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	delays in the introduction of new products or delay in the sales cycle for new products, including our PHS products;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the computer networking equipment and wireless markets;

•	governmental regulation and legislation; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          As of September 30, 2005, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% as of September 30, 2005, the decline in the fair value of the portfolio would not be material.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          The registrant’s Annual Meeting of Stockholders was held on August 4, 2005.

          The following actions were taken at the annual meeting:

          1. The following Directors were elected

	For	Withheld

Timothy Richardson	11,980,743	225,937
Laura Perrone	12,012,805	193,875
Joseph Rizzi	11,981,198	225,482
A. Thampy Thomas	11,985,898	220,782
John Zucker	11,985,898	220,782

          2. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accounting firm for the year ending December 31, 2005 was approved.

For	Against	Abstain

12,199,365	6,325	990

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a) Certification by the Chief Financial Officer
32.1*	Section 1350 Certification by the Chief Executive Officer
32.2*	Section 1350 Certification by the Chief Financial Officer

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

MICRO LINEAR CORPORATION

Date: November 16, 2005	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2005	By	/s/ MICHAEL W. SCHRADLE

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