Form 10-K
period 2006-01-01
MICRO LINEAR CORP /CA/
filed 2006-04-03
CIK 875359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Company, as of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of $5.25 per share on the Nasdaq National Market on such date), was approximately $50,837,609. Shares of Common Stock held by each executive officer and director and shares held by each holder of more than 5% of the common stock known to the registrant (based on Schedule 13G filings) have been excluded, in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2006, net of shares held in treasury, was 12,990,403.

FORWARD LOOKING STATEMENTS
      When used in this Report, the words “expects”, “anticipates”, “estimates”, “believes”, “plans”, “designed to,” “allows,” “can,” “intend,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods, and include statements regarding the growth of markets for our digital wireless solutions, types of radios and basebands, our objective to become a leading provider of digital wireless solutions for many large global markets, our strategic initiatives to achieve that objective, including our focus on becoming a major provider of wireless semiconductors in the ISM and PCS bands, developing products based on existing intellectual property, developing customer partnerships and major strategic relationships in our target markets, increasing the number of customers and design wins by applying our digital wireless expertise to markets and applications other than digital cordless telephones, developing evaluation tools and reference designs to enable companies to quickly and efficiently implement wireless connectivity in their products using our wireless integrated circuits, using our high volume manufacturing and testing expertise to deliver cost effective products with rapid time to market and the anticipated benefits of these initiatives, the features and benefits and market acceptance of our products and technology, including our transceivers, our production-ready reference designs, silicon media conversion devices for Ethernet networks and application-specific radio solutions, the sources of our future revenue and concentration of customers, the competitive advantages of our core technologies, the advantages of our use of outside foundries, our intent to spend significant resources on new product and technology development, including wireless semiconductors, our intent to broaden our markets into streaming applications, leverage our existing intellectual property in the development of new products and to develop customer and strategic relationships in our target markets, expected expenses, including research and development and selling, general and administrative, our ability to compete favorably in new product introduction, innovation, quality, reliability and performance, and the amount and timing of new product shipments, anticipated revenue from our wireless and networking products, our beliefs regarding our accounting policies, our expectation that international revenue will account for a significant percentage of our revenue in 2006, our expectation that we will introduce our second generation PHS product to the marketplace in 2006, our expectations regarding trends in our future gross margin, average selling prices for our wireless product and networking products, erosion in demand for our legacy networking products, our expectations as to demand for our wireless and networking products and that we do not expect the decrease in demand, if any, for our networking products in 2006 will be as great as it was in 2005, our expectations as to production overhead costs, our expectation that Uniden will continue to be our largest customer for the next 12 months, our expectations regarding networking product sales, our belief that trade payable and accrued liability balances will continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses and our beliefs as to the adequacy of our existing cash resources.
      Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, and the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under Item 1A, “Risk Factors.”
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
General
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which are used in a variety of wireless products serving a global market. These transceivers are used in many streaming wireless applications such as cordless phones, Personal Handyphone System (PHS) handsets, security cameras, game controllers, cordless headsets and other personal electronic appliances. In addition, we offer networking products consisting mainly of media conversion products that enable implementation of cost effective fiber to the home or FTTH systems.
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
      Our objective is to become a leading provider of digital wireless solutions for many large global markets. To meet this objective, we have embarked upon a number of strategic initiatives:

•	We are focused on becoming a major provider of wireless semiconductors in the ISM (unlicensed Industrial, Scientific and Medical) and PCS (Personal Communications Services) bands which include: 900MHz, 2.4GHz, and 5.8GHz as well as 1.9GHz for PHS/ PCS applications in Asia. These transceivers can be used in many wireless applications such as: PHS handsets, cordless telephones, datacards, headsets, streaming wireless applications such as wireless speakers and headphones, security cameras and game controllers.

•	We plan on developing new products that draw heavily on existing intellectual property. This reduces technical risk and development cycle time. These products are specifically defined, where possible, to allow them to address overlapping market segments to maximize sales volume, return on investment and market awareness.

•	We plan on developing customer partnerships and major strategic relationships with industry-leading companies in our target market segments. We believe engaging with committed customers early in product development results in competitive product definitions, accelerated production ramps, and higher probability of commercial success.

•	We have developed user-friendly evaluation tools and numerous production-ready reference designs that we believe will enable companies with limited wireless design expertise to quickly and efficiently implement wireless connectivity in their products using our integrated circuits. We believe these reference designs can also reduce the engineering costs associated with designing a wireless product that will meet the requirements of various international regulatory bodies.
Markets and Products

Wireless Consumer, Communications, and Industrial Products
      Digital wireless connectivity requires a Radio Frequency, or RF, physical interface and a baseband controller, the complexity of which depends on the specific application. The RF interface typically consists of an RF front end (power amplifier, low noise amplifier and switch), RF transceiver, and modem. The baseband controller provides an interface to the digital data source, control of the radio operation, and application support. We currently provide the RF transceiver with the balance of the solution provided by other vendors, who in many cases have formed strategic marketing relationships with us. We believe our transceivers provide significant benefits to our customers, including lower cost, smaller form factor, higher data rates, enhanced range of operation, and an overall lower bill of material.
      During 2005, our wireless RF transceiver products represented approximately 79% of our net revenue, compared to 74% in 2004 and 64% in 2003. We have delivered over 33 million RF transceivers that can now be found in digital cordless telephones, cordless headsets, video game controllers, and other digital wireless products.
      During 2005, we began expansion of our customer base for RF transceivers to include PHS handset manufacturers, and continued adding customers for wireless speaker and headphone manufacturers, additional digital cordless telephone vendors and wireless headset manufacturers. Products intended for the U.S. market use the unlicensed 5.8GHz and 900MHz frequency band, while wireless products designed for worldwide use operate at 2.4GHz. We began shipping our 5.8GHz product in high volume in 2004. This product is used in 5.8GHz digital cordless telephones targeted at the U.S. market.
      A growing number of manufacturers have emerged who do not have the capability, or the desire, to design a wireless product starting at the component level. To achieve design wins with these emerging manufacturers, we have significantly increased our customer support tools through the creation of production-ready reference designs. Currently, we offer four distinct reference designs that customers can copy or modify to allow them to easily integrate digital wireless connectivity into their products. Two designs operate at 900MHz: a less expensive low power version, and a longer range higher power version. Two operate at 2.4GHz, again with one design intended for shorter range, lower priced sockets and the second targeting maximum range applications. All of these solutions are pre-scanned for compliance with the Federal Communications Commission rules for use in the unlicensed frequency bands. We anticipate that we will continue to expand our reference designs for our 5.8GHz and PHS transceiver products.
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
Sales and Distribution
      Our focus is on engaging large original equipment manufacturer customers, or OEMs, who incorporate wireless technologies into products targeted at high volume markets. To enable us to win business at these large accounts, our direct sales employees focus on key accounts. Sales to certain of our OEM customers do not carry return privileges and we recognize revenue for these sales upon shipment.
      We address smaller customers via a network of domestic distributors and international representatives and distributors who specialize in RF components. In 2005, our domestic sales represented approximately 6% of net revenue, compared to 6% and 9% in 2004 and 2003, respectively. We offer our domestic distributors product return privileges and, in the event we lower the prices of products sold to distributors, we guarantee price protection on unsold inventory. We defer recognition of revenue and gross margin derived from sales to our domestic distributors until the distributors resell our products to their customers. Some sales to domestic distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      Outside the United States, our products are sold both directly to international customers and through distributors. International sales accounted for approximately 94% of our net revenue in 2005 and 2004, and 91% in 2003, respectively. We expect international sales to continue to represent a significant portion of product sales in 2006 as more and more electronics manufacturing is concentrated in the Pacific Rim. On a portion of our sales to international distributors, we offer product return privileges and, if we lower the prices of our products, we guarantee price protection on unsold inventory, which is standard in the semiconductor industry. We defer revenue from this portion of shipments to international distributors until these distributors notify us of product sales to their customers. Some sales to international distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      During 2005, sales to OEMs represented 83% of our net revenue, and sales through our distribution channel represented 17% of net revenue. While sales to our largest customer pass through an international distributor, we classify these sales as OEM sales since the distributor does not fulfill a traditional distributor stocking role. However, we defer revenue until this international distributor has resold the product to the end customer.
      A relatively small number of large customers have accounted for a significant portion of our net revenue in each of the past several years. During 2005, 2004 and 2003, our top ten customers, excluding domestic distributors, together accounted for approximately 87%, 82% and 77% of net revenue, respectively. During 2005, one customer, Uniden Corporation, accounted for 44% of our net revenue and sales to Giant Electronics Limited (a subcontractor for Plantronics, Inc.), our second largest customer, accounted for 15% of our net revenue. Our third largest customer, Vtech Telecommunications, accounted for 12% of our net revenue. Seasonal demand characterizes the consumer electronics market, including Uniden’s digital cordless telephones, which incorporate our transceivers. We expect Uniden to continue to account for a significant portion of our sales in 2006. Sales to Uniden are subject to the same seasonality of demand and to all of the inherent variability of the consumer electronics market. We expect that sales to Giant Electronics will also account for a significant portion of our sales in 2006.
      During 2005, 2004 and 2003, all of our net revenue was derived from sales of products for the wireless communications market and the computer networking market. During 2005, 2004 and 2003 wireless shipments accounted for approximately 79%, 74% and 64% of net revenue. Sales of our products to network equipment manufacturers accounted for approximately 21%, 26% and 36% of our net revenue in 2005, 2004 and 2003, respectively.
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
Technology
      We believe our success and sustainable competitive advantages depend on the acceptance and continued development of our core technologies. Technologies that we believe give us a competitive advantage include:

•	Design expertise and experience at frequencies up to 5.8GHz;

•	Design expertise and experience building highly integrated RF “systems on a chip”, which offer lower cost, smaller designs and greater simplicity in overall system design;

•	Low intermediate frequency radio transceivers, which offer cost-effective, high integration, programmable radio solutions with minimal external components;

•	Automatically calibrated active circuits that reduce manufacturing cost and complexity, and result in higher production yields;

•	High performance RF, analog mixed signal, and digital circuit designs using silicon germanium, (SiGe), and standard BiCMOS technologies; and

•	Advanced packaging to reduce the cost and enhance the performance and functionality of our radio solutions.
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
Research and Development
      We employ state of the art integrated circuit development software tools in order to shorten development cycles and more accurately simulate the performance of our designs before committing to costly and time-consuming silicon fabrication. These tools represent a significant portion of our research and development budget. Our product development strategy focuses on highly integrated silicon solutions, employing a modular design to allow for use in a broad range of applications, enabling us to address multiple markets quickly with similar platforms.
      As silicon technology advances, new processes enable higher levels of performance while existing processes become more cost effective. We watch these trends closely in order to provide the highest performance and most cost effective solutions to our customers.
      In May 2003, we undertook a restructuring that consolidated most of our design activities into our San Jose, California headquarters. Our engineering design center in San Jose is involved in the development of advanced communications circuits and systems for wireless markets. Device validation, characterization, reliability testing, and test development activities are also located in San Jose. In addition to our San Jose engineering organization, we also have a small design group in Salt Lake City, Utah. In the fourth quarter of 2005 we undertook a reduction in force eliminating approximately 14 positions, including approximately nine engineering positions. We expect that the reduction in force will result in a lower level of research and development spending in 2006 as compared to 2005.
      Research and development expenses were $8.9 million, $9.5 million, and $10.0 million in 2005, 2004, and 2003, respectively. We reduced engineering headcount as part of our overall restructuring efforts in 2003 and in 2005. In planning these reductions, we carefully reviewed and focused our product roadmap. We expect to continue spending significant funds on research and development activities to deliver leading edge products that have the promise of volume shipments within a short time following their introduction.
Competition
      The semiconductor industry is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened international and domestic competition. The market segments in which we participate are intensely competitive, and many semiconductor companies presently compete, or could compete, in one or more of our target markets. Our principal competitors are Sitel, Infineon, Philips, DSP Group, Atheros, Texas Instruments (Chipcon), Nordic, GCT, Airoha and Atmel. Many of our competitors offer broader product lines and have substantially greater financial, technical, manufacturing, marketing and other resources. In addition, many of our competitors maintain their own wafer fabrication facilities, which provide them with a competitive advantage.
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
Patents and Licenses
      Our success depends, in part, on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products, procedures, development tools and testing tools. To that end, we own certain patents and intend to continue to seek patents on our inventions when appropriate. We own 16 U.S. patents, and have 3 U.S. patent applications. Through a sale of a portion of our assets, we maintain a royalty-free license to 45 U.S. patents, 3 foreign patents, 7 U.S. patent applications, and 3 foreign patent applications. We believe that although the patents described above may have value, given the rapidly changing nature of the semiconductor industry, we depend primarily on the technical competence and creativity of our technical workforce.
      We have not currently licensed any third parties to manufacture our products. We have no current plans to grant product licenses with respect to any products; however, we may find it necessary to enter into product licenses in the future. We have granted nontransferable, limited process licenses to each of our foundries to utilize our proprietary processes to manufacture our products.
Employees
      As of December 31, 2005, we had 43 full-time employees, four of whom were engaged in manufacturing (including test development, quality and materials functions), 23 in research and development, seven in marketing, applications and sales, and nine in finance and administration. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe that our employee relations are good.
Available Information
      We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549, or by calling the SEC at (202) 551-8090. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
      Our telephone number is (408) 433-5200 and our Web site is http://www.microlinear.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our Web site is not incorporated by reference unless specifically referenced herein.

Item 1A.	Risk Factors
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
      Our operating results are difficult to predict and have fluctuated significantly in the past. They are likely to continue to fluctuate in the future as a result of many factors, some of which are outside of our control. Some of the factors that may cause these fluctuations include:

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue recognition from contracts, which may span several quarters;

•	competitive market conditions;

•	the announcement or introduction of new or enhanced products by us, or competitors, or both;

•	any delay in the introduction of new or enhanced products by us;

•	market acceptance of our new products and continuing demand for our existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	fluctuations in end-user demand for wireless products manufactured by our customers which incorporate our technology;

•	economic conditions specific to the wireless and networking industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols; and

•	availability and performance of advanced silicon process technologies from foundry sources.
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
      We have incurred quarterly net losses from June 2000 through December 2005, except for a profit in the third quarter of 2002 which was attributable to an income tax refund, and a profit in the third quarter of 2004 which resulted from the sale of our land and buildings. We had an accumulated deficit of $30.2 million as of December 31, 2005.
      Successful engineering development and market penetration in the product areas we have chosen to compete in require high levels of engineering and product development expense. We intend to continue to spend significant amounts on new product and technology development. Our networking products are reaching maturity, and revenue from this product line has declined and may decline further in 2006. We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment, and provide adequate working capital for our capital needs in 2006. We may incur losses in the future and may not achieve our goals of positive net income and cash flow.

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
      During 2003, 2004 and 2005 new orders slowed, customers cancelled or placed holds on existing orders, and orders dropped from prior periods, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenue.
      Relatively short product life cycles characterize the digital cordless telephone and computer network equipment markets. If one or more of our significant customers were to select circuits manufactured by a competitor for future products, our business would suffer. The loss of one or more of our current customers, failure to attract new customers, or disruption of our sales and distribution channels could harm our business and operating results.

Our customer base is concentrated. The loss of one or more key customers or distributors would harm our business.
      A significant majority of our revenue comes from sales to relatively few customers. Sales to the ten largest customers, excluding domestic distributors, in 2005, 2004, and 2003 accounted for approximately 87%, 82%, and 77% of net revenue, respectively. Sales to domestic distributors in 2005, 2004, and 2003 accounted for approximately 4%, 5%, and 5% of net revenue. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. During 2005, three customers each accounted for more than 10% of our net revenue: Uniden Corporation accounted for 44% of our total sales, Giant Electronics Limited (a subcontractor for Plantronics) accounted for 15% of our total sales and Vtech Telecommunications accounted for 12% of our total sales. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.
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
      Sales to customers outside of the United States in 2005, 2004, and 2003 represented 94%, 94%, and 91% of net revenue, respectively. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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
      Complex products such as ours frequently contain errors, defects, and bugs upon release. Despite testing by us, our test houses and customers, these errors, defects and bugs are sometimes discovered after we begin to ship products. We expend significant resources to remedy these problems, but occasionally have faced legal claims by customers and others. Product defects can also cause interruptions, delays or cancellations of sales to customers, in addition to claims against us, all of which could adversely affect our operating results.

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
      We rely on a limited number of outside test service subcontractors to test our products. The same risks described in the paragraphs above, concerning guaranteed capacity, dependence upon a limited number of test service subcontractors, and disruptions in service, also apply to our test and assembly subcontractors.
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
      As of December 31, 2005, we owned 16 U.S. patents, and have three U.S. patent applications. Through a sale of a portion of our assets, we maintain a royalty-free license to several U.S. patents, foreign patents, U.S. patent applications, and foreign patent applications.
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

We have been in the past, and in the future may be, a party to legal proceedings that could have a negative financial impact on us.
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
      Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2005 and December 31, 2005, our stock has traded as high as $6.24 on June 2, 2005, and as low as $1.50 on October 21, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

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
      We prepare our financial statements in conformance with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. The company is not required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act until 2007.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a

$1.9 million mortgage payoff and $0.5 million of closing costs. Initially, we entered into a one year lease agreement with the new owners to lease back a portion of the facilities. This lease expired at the end of July 2005. We renewed this lease and under the provisions of the renewal we currently rent approximately 32,000 square feet of space on a month-to-month basis with a three-month notice period. Due to the high vacancy rates for commercial space in the San Jose, California area, we do not currently anticipate any difficulty in our ability to find sufficient space should our lease be terminated.

Item 3.	Legal Proceedings
      From time to time we receive correspondence from vendors, distributors, customers or end-users of our products regarding disputes with respect to contract rights, product performance or other matters that occur in the ordinary course of business. Some of these disputes may involve us in costly litigation or other actions, the outcome of which cannot be determined in advance and may adversely affect our business. The defense of lawsuits or other actions could divert our management’s attention away from running our business. In addition, negative developments with respect to litigation could cause the price of our common stock to decline significantly. We are not currently a party to any material legal proceedings.

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
Common Stock Prices

	High	Low

Fiscal Year 2005
Fourth Quarter	$4.00	$1.50
Third Quarter	6.04	3.72
Second Quarter	6.24	4.20
First Quarter	5.43	4.33
Fiscal Year 2004
Fourth Quarter	$5.65	$4.09
Third Quarter	6.38	5.03
Second Quarter	6.90	4.65
First Quarter	7.95	5.50
Approximate Number of Common Equity Security Holders

	Approximate Number of
	Record Holders
Title of Class	(As of December 31, 2005)

Common Stock, $0.001 Par Value	218	(1)

(1)	The number of stockholders of record treats all of the beneficial holders of shares held in one “nominee” or “street name” as a unit.
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
      The following selected consolidated financial data for the five-year period ended December 31, 2005 should be read together with our Consolidated Financial Statements and notes thereto included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Net revenue	$18,071	$20,637	$20,696	$28,700	$22,085
Gross margin	$9,274	$11,534	$9,440	$16,394	$11,825
Loss from operations	$(6,516)	$(4,183)	$(10,410)	$(8,383)	$(13,783)
Net loss	$(5,863)	$(4,065)	$(10,407)	$(2,848)	$(16,159)
Net loss per share
Basic and Diluted	$(0.46)	$(0.33)	$(0.85)	$(0.24)	$(1.35)
Weighted average shares used in per share computations
Basic and Diluted	12,735	12,400	12,231	12,088	11,935

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$11,137	$15,580	$17,669	$25,505	$27,906
Working capital	$12,450	$16,335	$14,226	$24,255	$24,575
Total assets	$16,426	$20,925	$27,438	$39,022	$44,513
Long-term obligations, less current portion	$—	$—	$—	$2,064	$2,308
Stockholders’ equity	$12,877	$16,822	$20,112	$30,310	$32,806

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements, including those discussed in “Forward-Looking Statements”. These statements are subject to risks and uncertainties which may cause actual results to differ materially from those discussed in these statements, including risks and uncertainties discussed under Item 1A, “Risk Factors.”

Overview
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which are used in a variety of wireless products serving global markets. These transceivers are used in many streaming wireless applications, such as cordless phones, PHS handsets, wireless speakers, security cameras, game controllers, cordless headsets and other personal electronic appliances. Headquartered in San Jose, California, our products are available through our authorized representatives and distributors worldwide.
      We were founded in 1983, and until 2000 we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, including some wired networking products, but most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. Wireless product revenue represented 79% of net revenue for 2005, 74% of net revenue for 2004 and 64% of net revenue for 2003.
      On May 19, 2003, we undertook a restructuring effort that eliminated approximately 37 positions across all operational segments of the Company, and consolidated some functions at our San Jose headquarters, essentially closing our Salt Lake City engineering facility while maintaining a small design team in that locale. On December 13, 2005, we implemented an additional reduction in workforce and eliminated approximately 14 positions in all operational segments of the Company. The costs related to this reduction in workforce were approximately $0.2 million and were recognized in our operating results in the fourth quarter of 2005.
Opportunities and Challenges
      Our operating results are likely to fluctuate as a result of many factors, including, but not limited to: the level, timing, cancellation or rescheduling of customer orders, changes in market demand, fluctuations in manufacturing yields and cost, successful completion of product development, market acceptance of our products, economic conditions specific to the networking and wireless industries and markets, and general economic conditions.
      As a result of competitive pricing pressures, we may experience lower margins in our wireless products, and we expect these pricing pressures to continue. In addition, the wireless and computer networking markets have undergone a period of consolidation in recent years. Sales of our legacy networking products have declined significantly over the last several years. We expect that networking product sales will be flat or decline slightly in 2006. We are still dependent on our sales of these products to computer network equipment manufacturers. Our financial results would suffer in the event of a significant slowdown in the networking equipment market or the obsolescence of our older networking products. We intend to try to offset this decline in networking revenue by continuing to introduce new wireless products.
      The wireless and computer equipment networking markets in which we compete are characterized by continuing technological advancement, changes in customer requirements, and evolving industry standards. To address these challenges, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability, are cost effective, and are brought to market in a timely manner. Sales to one wireless customer, Uniden Corporation (Uniden), represented 44% of our total revenue during 2005 and we expect will represent a significant portion of our revenue during 2006. We are dependent on our relationship with Uniden, and as a result our business would also suffer in the event of a significant slowdown in Uniden’s business.
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

      To address these challenges, we intend to pursue various opportunities. For example, we intend to continue to spend significant amounts of resources on new product and technology development, predominantly wireless semiconductors. We intend to broaden our markets into many streaming wireless applications such as PHS transceivers, wireless speakers and headphones, security cameras, game controllers, cordless headsets and cordless telephones. We also intend to leverage our existing intellectual property in the development of new products to reduce technical risk and development cycle time, and to develop customer and strategic relationships in our target markets to strengthen our competitive position.
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

Revenue Recognition
      We recognize revenue for product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed, title has transferred, and collection of the resulting receivable is reasonably assured. Sales to our OEM customers are made without return privileges, and revenue on these sales is recognized upon shipment. We defer recognition of revenue from sales of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is also deferred and included in our inventory balances. Revenue and cost of product is recognized when the distributor resells the product to its customers. Some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      We record estimated reductions to revenue for expected product returns. In determining the amount of the allowance, we analyze historical returns, current economic trends and changes in customer demand and acceptance of our products. There were no allowances for returns recorded at December 31, 2005.

Estimating Accrued Liabilities and Allowance for Doubtful Accounts
      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of accrued liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

      We perform ongoing credit evaluations of our customers based on a number of factors, including past transaction history and the creditworthiness of the customer, as determined by an evaluation of the customer’s financial statements, credit rating, bank and credit references. We do not generally require collateral from the customer. For certain international customers, we obtain letters of credit or cash payments in advance of shipment. Allowances for potential credit losses are established based on management’s review of individual accounts. The accounts receivable balance was $2.6 million, net of allowance for doubtful accounts of $97 thousand, as of December 31, 2005. An unexpected change in a major customer’s ability to meet its obligation could have a material adverse effect on our financial position and results of operations.

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
      In the fourth quarter of 2005, we recorded a charge of approximately $1.0 million to provide for potential excess inventories related to our first generation Personal Handyphone System (PHS) products, the ML1900 and ML1901, which have received only limited market acceptance.

Accounting for Income Taxes
      As part of the process of preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income or tax planning strategies, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, it is reflected as an expense within the tax provision in the statement of operations.
      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a full valuation allowance of $18.9 million as of December 31, 2005, due to uncertainties related to the ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or release existing allowances, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets
      We evaluate the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In the third quarter of 2003, we completed an impairment review of our land and buildings. The review was undertaken due to continued weakness in the commercial real estate markets, local vacancy rates and recent real estate transactions in our local market. Upon completion of our review, we determined that the carrying values of these assets exceeded their future undiscounted cash flows. Accordingly, we recorded an impairment loss of $1.5 million to write down the assets to their current estimated market value. In July 2004, we sold our San Jose facilities for approximately $7.0 million. We recognized a gain on the sale of approximately $1.1 million and the sale generated cash of approximately $4.6 million, net of a $1.9 million mortgage payoff and $0.5 million of closing costs.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. We will use the Black-Scholes method for determining the fair value of our options, and the “modified prospective” transitional method. Currently we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” Adoption of the new standard will have an adverse impact on our results of operations.
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
Results of Operations

Revenue
      We recognize revenue from product shipped directly to OEM customers at the time of shipment. Sales to our OEM customers are made without return privileges. During 2005, our top ten OEM customers collectively accounted for approximately 79% of net revenue. We defer recognition of revenue and costs of our products to distributors until the distributor resells the product to its customers. However, some sales to distributors are below contract pricing and are not guaranteed price protection or return privileges. On these sales, we do not defer revenue.
      Sales to Uniden, our largest customer, pass through an international distributor, and are recognized as revenue upon the distributor’s resale to the end customer. However, these sales are classified as OEM in our percentage of net revenue presentation, since the distributor does not fulfill a traditional distributor-stocking role for this customer. In 2005, sales through domestic distributors represented approximately 4% of net revenue. Total international sales through international distributors, exclusive of sales to Uniden, represented approximately 7% of net revenue.
      The following table presents certain consolidated statements of operations data for the periods indicated:

	For the Years Ended December 31,

	2005		2004		2003

	(In thousands)
Net revenue
Wireless	$14,334	79.3%	$15,257	73.9%	$13,225	63.9%
Networking	3,737	20.7	5,380	26.1	7,471	36.1

Total net revenue	18,071	100.0	20,637	100.0	20,696	100.0
Cost of goods sold	8,797	48.7	9,103	44.1	11,256	54.4

Gross margin	9,274	51.3	11,534	55.9	9,440	45.6
Operating expenses:
Research and development	8,930	49.4	9,469	45.9	9,966	48.1
Selling, general and administrative	6,860	38.0	7,220	35.0	7,362	35.6
Gain on sale land and buildings	—	—	(1,138)	(5.5)	—	—
Fixed asset impairment and restructuring charges	—	—	166	0.8	2,522	12.2

Total operating expenses	15,790	87.4	15,717	76.2	19,850	95.9
Loss from operations	(6,516)	(36.1)	(4,183)	(20.3)	(10,410)	(50.3)
Interest income and other, net	412	2.3	142	0.7	81	0.4

Loss before income taxes	(6,104)	(33.8)	(4,041)	(19.6)	(10,329)	(49.9)
Provision for (benefit from) for taxes	(241)	1.3	24	0.1	78	0.4

Net loss	$(5,863)	(32.4)%	$(4,065)	(19.7)%	$(10,407)	(50.3)%

Net Revenue

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
Wireless	$14,334	(6.0)%	$15,257	15.4%	$13,225
Networking	3,737	(30.5)	5,380	(28.0)	7,471

Total	$18,071	(12.4)%	$20,637	(0.3)%	$20,696

      Our wireless product line consists mainly of RF transceivers in the 5.8GHz, 2.4 GHz, and 900MHz frequency bands as well as transceivers designed for use by PHS handset manufacturers. Our transceivers are used in a variety of applications, including; digital cordless telephones, PHS handsets, and wireless speakers and headphones. Our networking product line consists mainly of media conversion products that enable implementation of cost effective fiber to the home or FTTH systems.
      Net revenue for 2005 was $18.1 million, down 12% compared to net revenue for 2004. Wireless product revenue decreased 6% in 2005 compared to 2004, despite a 35% increase in unit shipments. Our wireless product average selling prices decreased 30% in 2005 from 2004. There are two main causes that resulted in the decrease in our average selling prices in 2005. We decreased the price charged for our 5.8 GHz DCT transceiver product, the ML5800, which has now been shipping in volume for two full years. In addition, sales of our lower priced 5.8 GHz transverter product, the ML5824, which was introduced in the second half of 2004, accounted for a greater percentage of our wireless product revenue in 2005 as compared to 2004. We expect continued erosion in the average selling prices of our maturing wireless products in 2006.
      Net revenue from our networking products decreased 31% compared to net revenue for 2004. Substantially all of this decrease was due to the continuing decrease in the demand for certain of our networking products that are approaching end-of-life. The average selling prices of these products in 2005 was essentially flat with 2004. We may continue to experience a decrease in demand for our networking products over the coming year; however, we have seen some stabilization in total demand for these products and do not expect that the decline in demand for our networking products in 2006 will be as great as the decline experienced in 2005.
      Net revenue for 2004 was $20.6 million, essentially flat with net revenue for 2003. Wireless product revenue, however, increased 15% in 2004 over 2003. The increase in wireless product revenue was mainly due to the 36% increase in our average selling prices in 2004 as compared to 2003, driven mainly by the higher average selling price of our high volume 5.8GHz product, the ML5800, as compared to the average selling price of our 2.4GHz product, the ML2724 that was shipping in volume throughout 2003. Also, in the third quarter of 2004, we began shipping in volume our ML5824 transverter, and demand for our 900MHz product, the ML2722, remained strong throughout 2004. The increase in wireless product revenue was achieved despite an overall decrease of 15% in the unit shipments of these products.
      Net revenue from our networking products decreased significantly in 2004 as compared to 2003, as expected, due mainly to the continuing decrease in the demand for older networking products that approached end-of-life. Unit shipments of our networking products decreased 16% during 2004 as compared to 2003, and the average selling prices of these products decreased 14% in 2004 as compared to 2003 due to a shift in product mix.
      International revenue for 2005 totaled $17.1 million, or 94% of net revenue, compared to $19.5 million, or 94% of net revenue, for 2004, and $18.9 million, or 91% of net revenue, for 2003. Domestic revenue was approximately 6% of net revenue for 2005 and 2004, and 9% for 2003. We expect that international revenue will continue to account for the substantial majority of our net revenue in 2006.
      In fiscal 2005, Uniden Corporation, Giant Electronics Limited (a subcontractor for Plantronics), and Vtech Telecommunications accounted for 44%, 15%, and 12% of net revenue, respectively. In fiscal 2004, Uniden Corporation and Giant Electronics Limited accounted for 55% and 10% of our net revenue, respectively. In fiscal 2003 Uniden Corporation accounted for 56% of net revenue. Although our strategy is to engage large customers for new design wins, we expect that Uniden Corporation will continue to be our largest customer during the next12 months.
      During 2005 we introduced our first generation PHS products, the ML1900 and ML1901. However, sales of our PHS products met with only limited market acceptance. We expect to introduce our second generation PHS product to the marketplace in 2006.

Gross Margin

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
Gross Margin	$9,274	(19.6)%	$11,534	22.2%	$9,440
% of Net Revenue	51.3%		55.9%		45.6%
      Gross margin is affected by the volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, and product yields. It is also periodically affected by costs incurred in connection with start-up and installation of new process technologies at outside manufacturing foundries and test subcontractors. Gross margin is also affected by increases in inventory provisions required for excess and obsolete inventories as well as sales of excess and obsolete inventories for which reserves had been provided.
      Our overall gross margin percentage for 2005 decreased 5% from 2004. This decrease in gross margin was due primarily to a 30% decrease in wireless product average selling prices and a $1.0 million charge taken in the fourth quarter of 2005 for an inventory valuation provision related to the Company’s first generation Personal Handyphone Systems (PHS) products, the ML1900 and ML1901. These unfavorable impacts were offset partially by a 14% overall decrease in the direct unit costs of our wireless and networking products, due mainly to a change in product mix, and a decrease of approximately $1.0 million in production overhead costs.
      Gross margin for our wireless products was 45% for 2005 as compared to 51% for 2004. The decrease in the wireless products gross margin in 2005, as compared to 2004, is mainly due to a 30% decrease in our wireless product average selling prices in 2005 and the $1.0 million charge taken in the fourth quarter of 2005 for an inventory valuation provision related to the Company’s first generation Personal Handyphone Systems (PHS) products, the ML1900 and ML1901, which had only limited market acceptance in 2005. The decrease in average selling prices was due mainly to a combination of the continuing reductions in price of our maturing 5.8GHz product, the ML5800, and an increase in shipments of our lower priced 5.8GHz transverter, the ML5824, which did not begin shipping in volume until the third quarter of 2004. These unfavorable impacts on wireless product margins were partially offset by a reduction in direct unit costs, which decreased by 16% in 2005, and a decrease in production overhead costs attributed to wireless product revenue. Production overhead costs were 8% of wireless product revenue in 2005, down from 12% in 2004.
      Gross margin for our networking products was 77% for 2005 up from 68% for 2004. Our average selling prices for networking products in 2005 were essentially flat with average selling prices in 2004. The increase in the networking product gross margin is due mainly to a combination of a 5% decrease in direct unit costs, as a percentage of average selling prices, resulting mainly from a change in product mix, and a 4% decrease in production overhead costs, as a percentage of average selling prices, attributed to networking products. Production overhead costs accounted for 9% of networking product revenue in 2005, down from 13% in 2004.
      Total production overhead costs were 8% of our total revenue in 2005, down from 12% of total revenue in 2004. The 2004 production overhead expenses included approximately $0.3 million in one time start-up charges at two of our test and assembly subcontractors. These charges were expensed in 2004 but received back in the form of rebates based on production volumes in 2005. This accounted for approximately $0.6 million of the overall decrease in production overhead costs in 2005 as compared to 2004. The remaining decreases in production overhead costs in 2005 as compared to 2004 resulted from a combination of a reduction of $0.1 million in employee related costs and $0.3 million in costs related to the testing of new products. In the fourth quarter of 2005 we undertook a reduction in force, eliminating two positions in our Operations group.
      During 2005 we sold approximately $0.2 million of inventory which had previously been written down as compared to $0.1 million in 2004. Sales of these previously written down products are recognized at 100% margin.
      Our gross margin for 2004 increased 10% over 2003, despite being negatively impacted during the year due to $0.4 million in charges for write-downs in inventory related to excess quantities of certain of our legacy networking products and certain wireless products. This increase in gross margin is due mainly to improvements in margin on wireless products in 2004 as compared to 2003. Gross margin for wireless products was 51% for 2004 as compared to 33% for 2003 and gross margin for networking products was 68% for 2004 as compared to 72% for 2003. Production overhead costs increased 26% in 2004 as compared to 2003, driven primarily by production start-up costs at two of our test subcontractors in 2004. Sales of previously written down inventories were approximately $0.1 million in 2004 and 2003.
      The increase in wireless product gross margin in 2004, as compared to 2003, was primarily due to a 36% increase in average selling prices and a 13% decrease in direct unit product costs. The increase in our average selling prices was driven primarily by sales of our ML5800, which began shipping in volume during the second quarter of 2004. The decrease in our direct unit product cost during 2004 was primarily due to our ability to maintain high yields in the manufacture of our ML5800 product and our ability to achieve high yields on our ML5824, which we began producing in volume during the third quarter of 2004. Comparatively, during 2003, wireless product gross margin was negatively impacted by continued significant erosions in average selling prices and higher unit product costs due to the low yields on the ML2724, our 2.4GHz wireless product that was shipping in high volumes during 2003. During 2004, we incurred $0.2 million in charges due to increases in our inventory provisions for certain wireless products. These charges impacted the wireless product gross margin by 1% in 2004.
      The networking product gross margin percentage decreased 4% during 2004. This decrease in margin was mainly due to a decrease of 14% in the average selling prices of these products, resulting primarily from a shift in product mix. The decrease in networking product average selling prices was offset partially by a 16% decrease in direct unit product costs, however, during 2004 we incurred $0.2 million in charges due to increases in our inventory provisions for certain legacy networking products. These charges impacted the networking product gross margin by 4% in 2004.

Research and Development (R&D)

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
R&D	$8,930	(5.7)%	$9,469	(5.0)%	$9,966
      Research and development expenses include costs associated with the definition, design and development of new products. These expenses are comprised primarily of compensation and associated costs related to development personnel, prototype costs, depreciation and amortization expense, and allocated occupancy costs for this function.
      We expense wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized, support published data sheets and satisfy reliability tests.
      Research and development expense decreased 6% in 2005 as compared to 2004, a cost decrease of approximately $0.5 million. The decrease in expenses in 2005 was due mainly to a combination of a decrease of $0.4 million in subcontractor testing costs and mask and prototype costs related to a decreased level of new product introductions in 2005 as compared to 2004, a decrease in depreciation costs of $0.2 million, a decrease in outside engineering and consulting costs $0.2 million, and a decrease in facilities costs relating to the relocation of our Utah design staff to a smaller facility in the second quarter of 2004 of 0.1 million. The average number of development personnel increased from approximately 29 in 2004 to 34 in 2005. The expenses related to this increase in average headcount partially offset the decreases in other research and development related expenditures. Headcount related costs, due mainly to increases in wages and benefits, increased $0.5 million in 2005 as compared to 2004. In December 2005 we completed a reduction in workforce, including elimination of approximately nine development positions, and incurred termination costs of $0.1 million. The increase in wages and benefits during 2005 was offset partially by a $0.3 million credit for reversal of a bonus accrual provided for in 2004. We expect that the reduction in force, and other cost control measures that we have implemented, will result in a lower level of research and development spending in 2006 as compared to 2005.
      Research and development expense decreased 5% in 2004 as compared to 2003, a total cost reduction of $0.5 million. Employee related costs, consisting mainly of wages and benefits, decreased $0.3 million, and facility expenses decreased by approximately $0.3 million, due mainly to the action taken to reduce engineering headcount and consolidate facilities as part of our overall restructuring efforts undertaken in May 2003. In addition, costs of laboratory equipment and software design tools decreased slightly over $0.3 million in 2004 as compared to 2003, mainly due to a reduction in depreciation expense and amortization on capitalized software, also resulting from our May 2003 restructuring efforts, and a renegotiation of certain software license agreements. These cost reductions were partially offset by an increase in other costs of $0.4 million, primarily related to development of new products.

Selling, General and Administrative (SG&A)

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
SG&A	$6,860	(5.0)%	$7,220	(1.9)%	$7,362
      Selling, general and administrative expenses consist primarily of compensation and associated costs relating to sales, marketing and administrative personnel, consulting costs, commissions paid to our worldwide sales representatives, travel costs, legal and auditing costs, insurance costs, and allocated occupancy costs for these functions.
      Average headcount in sales, marketing and administration decreased to 23 in 2005 from 25 in 2004. The decrease in headcount resulted in a decrease of approximately $0.3 million in compensation related expenses. The decrease in employee related expenses was after a $0.1 million credit for reversal of a bonus accrual provided for in 2004. In addition, travel expenses decreased by $0.1 million and bad debt expenses decreased by $0.2 million in 2005 as compared to 2004. The reduction in these expenses was partially offset by an increase of approximately $0.3 million in consulting costs incurred during 2005 related mainly to our Sarbanes-Oxley Act Section 404 implementation project. In the fourth quarter of 2005 we undertook a reduction in force, including elimination of approximately three selling, general and administrative positions. We expect that the reduction in force, and other cost control measures which we have implemented, will result in lower level of selling, general and administrative spending in 2006 as compared to 2005.
      The decrease in selling general and administrative expenses in 2004 compared to 2003 was due mainly to a $0.4 million reduction in employee-related expenses resulting from the restructuring that we undertook in the second quarter of 2003 and $0.3 million in reduced marketing prototype costs in 2004 compared to 2003. The reduction in these expenses was partially offset by an increase in our bad debt expense of $0.2 million in 2004 compared to 2003, an increase in consulting expenses of $0.2 million resulting primarily from our Sarbanes-Oxley Act Section 404 implementation project, and an increase in travel expenses of $0.2 million related to the introduction of new products.

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
      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The activity in our restructuring reserve, consisting of restructuring charges and related utilization, for the fiscal years ended December 31, 2005, 2004, and 2003 is shown in the table below. In 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004. When these facilities were vacated, the related accrued rent was reclassified to our restructuring reserves.
      The remaining balance of the reserve relates to our continuing charges for rent and leased equipment obligations.

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—
Additional provisions	689	373	1,062
Utilizations	(663)	(373)	(1,036)

Balance, December 31, 2003	26	—	26
Additional provisions	—	166	166
Reclassification	—	82	82
Utilizations	(26)	(99)	(125)

Balance, December 31, 2004	—	149	149
Utilizations	—	(76)	(76)

Balance, December 31, 2005	$—	$73	$73

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

Interest and Other Income and Interest Expense

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
Interest and other income	$426	69.0%	$252	(15.2)%	$297
Interest and other expense	$14	87.3%	$110	49.1%	$216
      The increase in interest and other income for 2005 as compared to 2004 was primarily due to higher short-term interest rates in 2005. The decrease in interest and other income from 2003 to 2004 was primarily due to the reduction in interest income affected by changes in our cash balances. The decrease in interest and other expense for 2005 as compared to 2004 and 2003 is mainly due to the repayment of the mortgage on our San Jose facility, which was repaid in July 2004 when the property was sold.

Provision for (Benefit from) Income Taxes

		% Change		% Change
	2005	2004 to 2005	2004	2003 to 2004	2003

	(In thousands)
Provision for (benefit from) income taxes	$(241)	1,104.2%	$24	(69.2)%	$78
      In 2005, we recorded a $241 thousand net income tax benefit, primarily related to the release of contingent tax liabilities no longer deemed necessary due to the expiration of statutes of limitations, pertaining to certain prior years’ state tax filings. Our effective tax rate was (3.9%) for 2005, 0.6% for 2004 and a 0.8% for 2003. The provision for the twelve months ended December 31, 2004 consists mainly of minimum state tax obligations and taxes incurred by our subsidiary in the United Kingdom. The 0.8% effective tax rate for 2003 is primarily due to the recording of a valuation allowance against our deferred tax asset as of December 31, 2003 and taxes associated with our UK operations.

Liquidity and Capital Resources

	For the Years Ended December 31,

	2005	2004	2003

	(In thousands)
Net cash used in operating activities	$(5,975)	$(6,659)	$(7,204)
Net cash provided by investing activities	901	10,266	5,173
Net cash provided by (used in) financing activities	1,791	(1,390)	(67)

Net increase (decrease) in cash and cash equivalents	$(3,283)	$2,217	$(2,098)

Net Cash Used in Operating Activities
      Net cash used in operating activities during 2005 was mainly due to our net operating loss of $5.9 million. Our major uses of cash during the year were for the funding of operating expenses and the cost of manufacturing our products. We decreased our outstanding accounts receivables in 2005 generating approximately $0.2 million, however, our inventory balances increased by $1.2 million excluding a charge of $1.0 million during the fourth quarter of 2005 for inventory related to our first generation Personal Handyphone Systems products, the ML1900 and ML1901, which have experienced only limited market acceptance. Our accrued liabilities decreased by $0.8 million in 2005. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and the timing of our operating expenses. Non-cash depreciation and amortization charges were $0.3 million during 2005, as compared to $0.6 million for 2004. The higher depreciation in 2004 was due to the acceleration of depreciation charges resulting from the sale of our San Jose facilities in July 2004. Our net operating loss in 2005 and 2004 also included non-cash charges for stock-based compensation expense of $0.1 million in each of those years.
      Cash used by operating activities during 2004 was due mainly to our net operating loss of $4.1 million, which was net of a gain of $1.1 million from the sale of our San Jose facilities in July 2004. Excluding this gain, our net operating loss was $5.2 million. During 2004 the major additional uses of cash were an increase of accounts receivable of $2.0 million, due primarily to higher sales in December 2004 as compared to 2003, and a decrease of $1.1 million in our trade payables at December 31, 2004 as compared to 2003. These uses were partially offset by non-cash depreciation and amortization charges of $0.6 million, and increases in our excess and obsolete inventory provision of $0.4 million.
      Cash used in operating activities during 2003 was primarily due to our $10.4 million net operating loss, offset by a non-recurring non-cash charge of $1.5 million recorded for impairment in the value of our San Jose facilities, non-cash restructuring charges of $0.4 million, and non-cash depreciation and amortization charges of $0.9 million. In addition, during 2003 we collected $1.4 million in income tax refunds resulting from net operating loss carrybacks that were recorded in 2002. Cash used in operating activities during 2003 was net of cash provided due to an increase in our accounts payable balance of $0.6 million, $0.4 million of which related to a customer refund due for products which were returned in December 2003. Other uses of cash in 2003 included a decrease in deferred revenue of $1.4 million, due primarily to lower stocking levels at our largest distributor, and a $0.4 million decrease in accrued liabilities, due in large part to a decrease in a legal accrual related to the successful outcome of the Pioneer Magnetics litigation.
      Other components of operating cash flows for 2005, 2004 and 2003 are set forth in detail in our consolidated statements of cash flows.

Net Cash Provided by (or Used in) Investing Activities
      Net cash provided by investing activities during 2005 consisted primarily of net proceeds from sales of short-term investments of $1.2 million, offset by $0.3 million of cash used to purchase capital equipment, consisting mainly of engineering equipment and software design tools used in research and development projects. Our cash requirements for capital expenditures in 2006 is expected to stay at or near 2005 levels and we anticipate that we will be able to provide for these expenditures without any additional sources of financing.
      Net cash provided by investing activities during 2004 included net proceeds from the sale of our San Jose facilities. The net sales price for the facilities was $7.0 million and we recognized a gain on the sale of approximately $1.1 million. The sale generated cash of approximately $4.6 million after the payoff of the remaining balance on the mortgage of $1.9 million and payment of sales commission and sales transaction costs of $0.5 million. We also generated cash from the net proceeds from sales of short-term investments of $4.3 million, and used $0.6 million to purchase capital equipment.
      Net cash provided by investing activities during 2003 consisted primarily of net proceeds from sales of short-term investments of $5.7 million. In 2003, cash used for capital expenditures was $0.5 million.

Net Cash Provided by (or Used in) Financing Activities
      Net cash provided by financing activities for 2005 consisted primarily of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Net cash used in financing activities for 2004 and 2003 consisted primarily of principal payments on our real estate mortgage of $2.0 million, and $0.3 million, respectively, offset partially by proceeds from the issuance of common stock in connection with the exercise of employee stock options of $0.6 million, and $0.2 million, respectively. The mortgage on our San Jose facilities was paid off when the buildings were sold during 2004.

Contractual Obligations by due date:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Inventory Commitment	$461	$461	$—	$—	$—
Operating and Facility Leases	507	507	—	—	—

Total	$968	$968	$—	$—	$—

      Working capital was $12.5 million at December 31, 2005, including cash and cash equivalents of $7.6 million and short-term investments of $3.5 million.
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
Interest Rate Risk
      As of December 31, 2005 our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months (see Note 1 to the Consolidated Financial Statements). Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005 and December 31, 2004, the fair market value of these investments would decline by an immaterial amount.
Foreign Currency Exchange Risk
      Our international sales are significant in relation to our total sales; however, substantially all of our sales are in United States dollars. We do maintain small amounts of foreign currencies to fund our international operations, but to date, our exposure related to exchange rate volatility has not been significant.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Micro Linear Corporation:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micro Linear Corporation and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
April 3, 2006

MICRO LINEAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,637	$10,920
Short-term investments	3,500	4,660
Accounts receivable, net of allowance for doubtful accounts of $97 and $139 at December 31, 2005 and 2004, respectively	2,638	2,878
Inventories	1,927	1,770
Other current assets	297	210

Total current assets	15,999	20,438
Property, plant and equipment, net	410	459
Other assets	17	28

Total assets	$16,426	$20,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,269	$1,500
Accrued compensation and benefits	625	988
Deferred revenue	991	494
Other accrued liabilities	664	1,121

Total current liabilities	3,549	4,103

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized shares 5,000,000; none issued	—	—
Common stock, $.001 par value; authorized shares 30,000,000; issued shares 15,679,303 and 15,144,552 at December 31, 2005 and 2004; outstanding shares 12,990,403 and 12,455,652 at December 31, 2005 and 2004	16	15
Additional paid-in capital	63,281	61,368
Accumulated deficit	(30,183)	(24,320)
Accumulated other comprehensive loss	(4)	(8)
Treasury stock, at cost, 2,688,900 shares at December 31, 2005 and 2004	(20,233)	(20,233)

Total stockholders’ equity	12,877	16,822

Total liabilities and stockholders’ equity	$16,426	$20,925

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net revenue	$18,071	$20,637	$20,696
Cost of goods sold	8,797	9,103	11,256

Gross margin	9,274	11,534	9,440

Operating expenses:
Research and development	8,930	9,469	9,966
Selling, general and administrative	6,860	7,220	7,362
Gain on sale of land and buildings	—	(1,138)	—
Fixed asset impairment	—	—	1,500
Restructuring charges	—	166	1,022

Total operating expenses	15,790	15,717	19,850

Loss from operations	(6,516)	(4,183)	(10,410)
Interest and other income	426	252	297
Interest and other expense	(14)	(110)	(216)

Loss before income taxes	(6,104)	(4,041)	(10,329)
Provision for (benefit from) income taxes	(241)	24	78

Net loss	$(5,863)	$(4,065)	$(10,407)

Net loss per share (basic and diluted):
Net loss per share	$(0.46)	$(0.33)	$(0.85)

Weighted average number of shares used in per share computation	12,735	12,400	12,231

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity	Loss

	(In thousands, except share amounts)
Balance at December 31, 2002	12,203,298	$15	$60,352	$(9,848)	$24	$(20,233)	$30,310
Stock options exercised under employee stock option plans	68,058	—	165	—	—	—	165
Shares purchased under employee stock purchase plan	12,122	—	31	—	—	—	31
Compensation expense related to options issued to non-employees	—	—	33	—	—	—	33
Amortization of deferred compensation	—	—	2	—	—	—	2
Net loss	—	—	—	(10,407)	—	—	(10,407)	$(10,407)
Unrealized loss on short-term investments	—	—	—	—	(22)	—	(22)	(22)

Balance at December 31, 2003	12,283,478	15	60,583	(20,255)	2	(20,233)	20,112	$10,429

Stock options exercised under employee stock option plans	159,388	—	594	—	—	—	594
Shares purchased under employee stock purchase plan	12,786	—	56	—	—	—	56
Compensation expense related to options issued to non-employees	—	—	135	—	—	—	135
Net loss	—	—	—	(4,065)	—	—	(4,065)	$(4,065)
Unrealized loss on short-term investments	—	—	—	—	(10)	—	(10)	(10)

Balance at December 31, 2004	12,455,652	15	61,368	(24,320)	(8)	(20,233)	16,822	$(4,075)

Stock options exercised under employee stock option plans	522,926	1	1,756	—	—	—	1,757
Shares purchased under employee stock purchase plan	11,825	—	34	—	—	—	34
Compensation expense related to options issued to non-employees	—	—	36	—	—	—	36
Compensation expense related to the acceleration of employee options	—	—	87	—	—	—	87
Net loss	—	—	—	(5,863)	—	—	(5,863)	$(5,863)
Unrealized gain on short-term investments	—	—	—	—	4	—	4	4

Balance at December 31, 2005	12,990,403	$16	$63,281	$(30,183)	$(4)	$(20,233)	$12,877	$(5,859)

The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(5,863)	$(4,065)	$(10,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of building	—	(1,138)	—
Depreciation and amortization	312	569	902
Provision for (reduction of) doubtful accounts	(42)	109	2
Asset impairment and restructuring	—	41	1,873
Provision for excess inventory	1,064	429	75
Stock-based compensation expense	123	135	35
Changes in assets and liabilities:
Accounts receivable	282	(2,050)	76
Inventories	(1,221)	184	(246)
Other assets	(76)	351	1,609
Accounts payable	(231)	(1,183)	607
Accrued compensation, and other accrued liabilities	(820)	146	(366)
Deferred revenue	497	(187)	(1,364)

Net cash used in operating activities	(5,975)	(6,659)	(7,204)

Investing activities:
Purchases of property and equipment	(263)	(560)	(543)
Proceeds from sale of land and buildings	—	6,530	—
Purchases of short-term investments	(6,429)	(8,577)	(11,702)
Proceeds from sales and maturities of short-term investments	7,593	12,873	17,418

Net cash provided by investing activities	901	10,266	5,173

Financing activities:
Principal payments on debt	—	(2,040)	(263)
Proceeds from issuance of common stock	1,791	650	196

Net cash provided by (used in) financing activities	1,791	(1,390)	(67)

Net increase (decrease) in cash and cash equivalents	(3,283)	2,217	(2,098)
Cash and cash equivalents at beginning of year	10,920	8,703	10,801

Cash and cash equivalents at end of year	$7,637	$10,920	$8,703

Supplemental disclosure of cash paid during the year for:
Interest	$—	$98	$166
Income taxes, net of refunds	$52	$11	$(1,368)
The accompanying notes are an integral part of these consolidated financial statements.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
      Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which enable a variety of wireless products serving a global market. These transceivers can be used in many streaming wireless applications such as cordless phones, PHS handsets, wireless speakers and headphones, security cameras, game controllers, cordless headsets and other personal electronic appliances. In addition, we offer networking products consisting mainly of media conversion products that enable implementation of cost effective fiber to the home or FTTH systems. Headquartered in San Jose, California, Micro Linear’s products are available through its authorized representatives and distributors worldwide.

Fiscal Year
      We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal years 2005, 2004, and 2003 ended on January 1, 2006, January 2, 2005, and December 28, 2003. Fiscal year 2005 and 2003 were comprised of fifty-two weeks, and fiscal year 2004 was comprised of fifty-three weeks. For presentation purposes, the accompanying financial statements refer to the calendar year end of each respective year.

Principles of Consolidation
      The consolidated financial statements include the accounts of Micro Linear Corporation and its subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.
      The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company for support. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For fiscal years 2005, 2004, and 2003 such transaction gains and losses were not significant.

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

Liquidity
      The Company has an accumulated deficit of $30.2 million as of December 31, 2005 and has incurred a net loss of $5.9 million during the year ended December 31, 2005. The Company believes that its existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital expenditures, the level of the Company’s product development efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that such capital will be available on terms acceptable to the Company.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior year amounts in the consolidated financial statements have been reclassified where necessary to conform to the presentation for the year ended December 31, 2005. Such reclassifications had no affect on previously reported results of operations or retained earnings.

Revenue Recognition and Deferred Revenue
      We recognize revenue from product shipped directly to OEM customers at the time of shipment, provided that we have received a signed purchase order, the price is fixed or determinable, title has transferred, and collection of the resulting receivable is reasonably assured. Sales to our OEM customers are made without a right of return and revenue on these sales is recognized upon shipment. We defer recognition of revenue from sale of our products to distributors under agreements which allow certain rights of return and price adjustments on unsold inventory. The associated cost of product on these sales to distributors is included in inventory. Revenue and cost of product is recognized when the distributor resells the product to its customers. Some sales to distributors are below contract pricing and do not allow price adjustments or return privileges. Such sales are recognized as revenue upon shipment.

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
      As of December 31, 2005, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. Historically we have not incurred significant changes due to the impact from interest rate changes on income or cash flows.
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
      In fiscal 2005, Uniden Corporation, Giant Electronics Limited (a subcontractor for Plantronics), and Vtech Telecommunications accounted for 44%, 15%, and 12% of net revenue, respectively. In fiscal 2004, Uniden Corporation and Giant Electronics Limited accounted for 55% and 10% of our net revenue, respectively. In fiscal 2003 Uniden Corporation accounted for 56% of our net revenue. Sales to foreign customers represented approximately 94%, 94%, and 91% of net revenue for fiscal years 2005, 2004 and 2003, respectively. These sales were principally to customers in Asia and Europe. We maintain reserves for potential credit losses, and historically such losses have been within management’s expectations.
      At December 31, 2005, receivables from three customers accounted for 36%, 21% and 16% of total receivables, respectively. At December 31, 2004 receivables from three customers accounted for 45%, 22% and 12% of total receivables, respectively.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      We consider all short-term, highly liquid investments with maturities of three months or less from the date of acquisition to be cash equivalents.

Short-Term Investments
      We account for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
      We invest in U.S. government obligations, commercial paper and money market funds that mature in one year or less. All securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses are recorded as a separate component of other comprehensive income or loss within stockholders’ equity. Unrealized gains (losses) for the years ended December 31, 2005, 2004, and 2003 amounted to $4,000, ($10,000), and ($22,000) respectively. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income or interest expense, as appropriate. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

Fair Value of Financial Instruments
      Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and certain other long-term assets, approximate their fair values due to the short maturity of these instruments. We do not hold or issue financial instruments for trading purposes.

Inventories
      We value inventories at the lower of standard cost or market. Standard costs are periodically adjusted to approximate actual costs on a first-in, first-out basis. The value of inventories is reduced by an estimated allowance for excess and obsolete inventories. This allowance for excess and obsolete inventories is based upon our review of demand for products in light of our sales projections for the next twelve months, current market conditions, and market trends, and permanently reduces the cost basis of the underlying inventory. In the fourth quarter of 2005, we recorded a charge of approximately $1.0 million to provide for potential excess inventories related to our first generation Personal Handyphone System (PHS) products, the ML1900 and ML1901, which have received only limited market acceptance.

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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising Costs
      Advertising costs are expensed as incurred. Advertising costs were not material in 2005, 2004 and 2003, respectively.

Shipping and Handling Costs
      Shipping and handling costs are included in cost of goods sold.

Accelerated Vesting of Stock Options
      On December 21, 2005, we accelerated vesting of outstanding unvested stock options having an exercise price per share of $1.90 or higher for options that were held by our current employees, with the exception of our executive officers and our non-employee directors. The acceleration was approved by our Board of Directors. The closing price of our stock on December 20, 2005, the last trading day before acceleration, was $1.67. As a result of such acceleration, options granted predominantly from 2002 through 2005 with respect to approximately 662,755 shares of our common stock became fully vested. These options represented approximately 19 percent of the total shares of our common stock subject to outstanding options and, prior to such acceleration, approximately 58 percent of the total shares of our common stock subject to outstanding unvested options.
      The purpose of the accelerated vesting was to enable us to avoid recognizing in our statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of SFAS No. 123R in January 2006. The future expense eliminated by the acceleration, based on a Black-Scholes calculation, was approximately $0.4 million in 2006, $0.2 million in 2007, $0.1 million in 2008 and $0.1 million in 2009 on a pre-tax basis. The acceleration did not result in any stock-based compensation expense in accordance with APB No. 25.

Pro Forma Net Income (Loss)
      As required by SFAS No. 123 and SFAS No. 148, we disclose our pro forma net income (loss) as if we had accounted for our employee stock purchase plan, employee stock options and director stock options

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsequent to December 31, 1994 under the fair value method of SFAS No. 123. We estimate the fair value for these options at the date of grant using the Black-Scholes option pricing model and the multiple option approach with the following weighted-average assumptions:

	Employee Stock
	Purchase Plan			Stock Option Plans

	2005	2004	2003	2005	2004	2003

Expected life (in years)	0.5	0.5	0.5	2.6	2.3	2.6
Risk-free interest rate	3.36%	1.40%	1.09%	3.68%	2.22%	2.60%
Volatility	46%	54%	63%	46%	58%	63%
Dividend yield	—	—	—	—	—	—
      The Black-Scholes option valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of our stock option awards. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value. The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan granted during 2005, 2004 and 2003 were $1.43, $1.65 and $0.99 respectively. The weighted average fair values of options granted under the employee and directors’ stock option plans during fiscal years 2005, 2004 and 2003 were $1.55, $2.04 and $1.26 respectively.
      The following table illustrates the effect on our net loss and net loss per share if we had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net loss, as reported	$(5,863)	$(4,065)	$(10,407)
Add: Stock-based employee compensation expense included in reported net loss	87	—	2
Deduct: Stock-based compensation expense determined under fair value based method for employee awards	(2,165)	(1,073)	(973)

Pro forma net loss	$(7,941)	$(5,138)	$(11,378)

Pro forma net loss per share:
Basic	$0.62	$(0.41)	$(0.93)
Diluted	$0.62	$(0.41)	$(0.93)
Reported net loss per share:
Basic	$(0.46)	$(0.33)	$(0.85)
Diluted	$(0.46)	$(0.33)	$(0.85)

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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” an amendment to Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and Statement on Financial Accounting Standards No. 95, “Statement of Cash Flows.” The revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 (SAB 107). This Bulletin summarizes the views of the SEC staff regarding the interaction between SFAS 123R, Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC postponed the implementation date of SFAS 123R to the fiscal year beginning after June 15, 2005. We will use the Black-Scholes method of determining the fair value of our options and the modified prospective application. Currently, we disclose the pro forma net income (loss) and related pro forma income (loss) per share information in accordance with SFAS 123 and Statement on Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Costs — Transition and Disclosure.” Adoption of the new standard will have an adverse impact on our results of operations.
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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Composition of Certain Financial Statement Captions
      Inventories consist of the following (in thousands):

	December 31,

	2005	2004

Work-in-process	$614	$677
Finished goods	745	954
Inventory held by distributors	568	139

Total inventories	$1,927	$1,770

      Plant and equipment consist of the following (in thousands):

	December 31,

	2005	2004

Machinery and equipment	$5,838	$5,786
Accumulated depreciation and amortization	(5,428)	(5,327)

Net property, plant and equipment	$410	$459

      Depreciation and amortization expense was $312,000, $569,000 and $902,000 in fiscal years 2005, 2004, and 2003 respectively. Depreciation and amortization are less in 2005 than in prior years because we sold our buildings in July 2004. In addition, we disposed of some fully-depreciated furniture and equipment that was primarily related to the sale of the buildings.
      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2005	2004

Accrued audit fees	$110	$190
Legal and associated	—	171
Accrued commissions	79	80
Taxes payable	103	363
Restructuring	73	149
Accrued termination costs	248	37
Other accrued liabilities	51	131

Total other accrued liabilities	$664	$1,121

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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the second quarter of 2003, we announced a restructuring plan to better align our organizational structure with current business conditions. This realignment process included workforce reductions across all functions of the Company’s operations and a consolidation of our design centers into our San Jose facility. The activity in our restructuring reserve, consisting of restructuring charges and related utilization, for the fiscal years ended December 31, 2005, 2004, and 2003 is shown in the table below. In 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility which we vacated in the first quarter of 2004. When these facilities were vacated, the related accrued rent was reclassified to our restructuring reserves. The remaining balance of the reserve relates to our continuing obligations for costs of the Utah facility in excess of expected sublease payments.

	Severance	Excess
	and Benefits	Facilities	Total

	(In thousands)
Balance, December 31, 2002	$—	$—	$—
Additional provisions	689	373	1,062
Utilizations	(663)	(373)	(1,036)

Balance, December 31, 2003	26	—	26
Additional provisions	—	166	166
Reclassification	—	82	82
Utilizations	(26)	(99)	(125)

Balance, December 31, 2004	—	149	149
Utilizations	—	(76)	(76)

Balance, December 31, 2005	$—	$73	$73

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

4.	Net Loss Per Share
      Following are the details of the basic and diluted loss per share computations (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net loss	$(5,863)	$(4,065)	$(10,407)
Weighted average common shares outstanding	12,735	12,400	12,231

Basic and diluted loss per share	$(0.46)	$(0.33)	$(0.85)

      Options to purchase 3,490,173, 3,952,924, and 3,956,332 shares of common stock at weighted average exercise prices of $4.31, $4.11, and $3.79 per share were outstanding during 2005, 2004, and 2003 respectively, but were not included in the respective computation of diluted loss per share because such options were anti-dilutive. These options expire periodically from 2006 through 2015.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity

Preferred Stock
      The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of up to 5,000,000 shares of preferred stock in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received for the stock, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, sinking fund provisions, conversion rights and voting rights. In August 1998, the Board of Directors designated 30,000 shares of Preferred Stock as Series A Participating Preferred Stock in connection with the adoption of a shareholders rights program. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of Micro Linear. No such preferred stock was issued or outstanding anytime during fiscal years 2005, 2004, and 2003.

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

Common Stock
      Holders of common stock are entitled to receive dividends as declared by the Board of Directors out of legally available funds. No dividends have been declared or paid during fiscal years 2005, 2004 and 2003.

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
      In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at December 31, 2005.
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

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares. Between May and July of 2002, the Board of Directors amended the 1998 Plan and approved increases in the shares reserved for option grants under the 1998 Plan totaling 565,794 shares. We have reserved 2,065,794 shares for issuance under the terms of the 1998 Plan at December 31, 2005.
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
      Activity and price information regarding the 1991 and 1998 plans are as follows:

		Outstanding Options

	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance at December 31, 2002	1,763,397	3,576,540	$3.99
Options granted	(1,024,000)	1,024,000	3.17
Options exercised	—	(58,058)	2.35
Options canceled	848,150	(848,150)	4.23

Balance at December 31, 2003	1,587,547	3,694,332	3.74
Options granted	(279,000)	279,000	6.06
Options exercised	—	(159,388)	3.73
Options canceled	173,020	(173,020)	3.57

Balance at December 31, 2004	1,481,567	3,640,924	4.04
Options granted	(934,000)	934,000	4.99
Options exercised	—	(462,926)	3.37
Options canceled	853,825	(853,825)	4.76

Balance at December 31, 2005	1,401,392	3,258,173	$4.25

      In October 2003, we granted stock options to four non-employee members of our Technical Advisory Board and recognized $19,000 of stock compensation expense. In addition, we recognized $14,000 of stock compensation expense during fiscal 2003 related to stock options held by a former employee who is now serving on our Technical Advisory Board. In 2004, we granted stock options to five non-employee members of our Technical Advisory Board, for which we recognized $87,000 of stock compensation expense. In addition, we recognized $48,000 related to stock options held by former employees now serving on our Technical Advisory Board. In 2005, we granted stock options to four members of our Technical Advisory Board, for which we recognized $36,000 of stock compensation expense. In addition, we recognized $87,000 of stock compensation expense related to the accelerated vesting of stock options held by two employees of Micro Linear who left the company during 2005.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The 50,000 share grant vests at the rate of 25% of the option shares upon the first and second anniversaries of the date of grant and 1/48 th of the option shares per month thereafter, and the 10,000 share grant vests monthly over a twelve-month period, in each case unless cancelled sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.
      On May 23, 2005, the Board of Directors approved an amendment to the 1994 Director Options Plan to provide for the acceleration of all unvested options granted to directors thereunder in the event of a change of control of the Company. It also approved a resolution to amend all option grants to non-employee members of the Board of Directors pursuant to the 1994 Director Plan and the 1998 Nonstatutory Stock Option Plan to provide for full acceleration of all remaining options in the event of a change in control. The 1994 Director Plan expired on August 2, 2004.

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the Directors’ Plan is as follows:

		Options Outstanding

	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

Balance at December 31, 2002	356,083	292,000	$5.12
Granted	(40,000)	40,000	3.05
Exercised	—	(10,000)	2.85
Cancelled	60,000	(60,000)	6.38

Balance at December 31, 2003	376,083	262,000	4.60
Granted	(50,000)	50,000	6.67
Expired	(326,083)	—	—

Balance at December 31, 2004	—	312,000	4.93
Granted	—	—	—
Exercised	—	(60,000)	3.25
Cancelled	20,000	(20,000)	6.98
Expired	(20,000)	—	6.98

Balance at December 31, 2005	—	232,000	$5.19

      The following table summarizes information about all stock options at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual Life	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	(Years)	Price	2005	Price

$1.90 - $3.05	894,096	6.83	$2.84	810,867	$2.82
$3.13 - $3.53	783,512	5.94	$3.40	707,052	$3.40
$3.60 - $5.00	902,803	7.91	$4.44	689,052	$4.40
$5.19 - $6.94	742,662	7.34	$6.17	649,641	$6.20
$7.00 - $9.06	167,100	3.54	$7.52	167,100	$7.52

	3,490,173	6.86	$4.31	3,023,712	$4.30

      At December 31, 2004 there were 2,862,411 options exercisable at a weighted average exercise price of $4.18. At December 31, 2003 there were 2,201,182 options exercisable at a weighted average exercise price of $4.22.

Employee Stock Purchase Plan
      We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or the Exercise Date, whichever is lower. Sales under the 1998 Purchase Plan in fiscal years 2005, 2004 and 2003 were 11,825, 12,786 and 12,122 shares of common stock, with a total purchase price of approximately $34 thousand, $56 thousand, and $30 thousand, respectively. The Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the Board. As of December 31, 2005, there were 101,191 shares available for purchase under the 1998 Purchase Plan.

6.	401(k) Tax Deferred Savings Plan
      We have a 401(k) Tax Deferred Savings Plan (the Plan) that allows eligible employees to contribute from 1% to 15% of their pre-tax salary up to a maximum of $14,000 for employees age 49 and under and $18,000 for employees over age 50 during 2005. Effective October 27, 1997, the Plan was amended to provide for a discretionary matching contribution up to $80 per pay period per employee to all employees contributing to the Plan. Company contributions to the Plan were approximately $98,000, $94,000 and $104,000 in fiscal years 2005, 2004 and 2003, respectively.

7.	Income Taxes
      We maintain reserves related to estimated tax contingencies pertaining to federal, state and foreign income taxes. In 2005, we recorded a $241 thousand net income tax benefit, primarily related to the release of contingent tax liabilities no longer deemed necessary due to the expiration of statutes of limitations, pertaining to certain prior years’ state tax filings.
      The components of the provisions (benefit) for income taxes are as follows (in thousands):

	December 31,

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	(246)	17	18
Foreign	5	7	60

	(241)	24	78

Deferred:
Federal	—	—	—
State	—	—	—

Provision (benefit) for taxes on income	$(241)	$24	$78

      The difference between the provision for taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for taxes is explained below (in thousands):

	December 31,

	2005	2004	2003

Tax at federal statutory rate	$(2,075)	$(1,374)	$(3,512)
State tax, net of federal benefit	(348)	(310)	(431)
Reclass of previously accrued taxes	(256)	—	—
Other	(584)	1,310	(1744)
Increase (decrease) in valuation allowance	3,022	398	5,765

Provision (benefit) for taxes	$(241)	$24	$78

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Depreciation and amortization	$695	$447
Deferred revenue	395	136
Other accruals and reserves	934	964
Capitalized research and development	1,441	958
Other deferred tax assets	467	273
NOL carryforwards	14,995	13,127

Total gross deferred tax assets	18,927	15,905
Less: valuation allowance	(18,927)	(15,905)

Net deferred tax assets	$—	$—

      We have established a valuation allowance as management has determined that the realization of these assets is uncertain.
      As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $41.2 million and $16.7 million, respectively, to offset future taxable income. In addition, we had federal and state credit carryforwards of approximately $342 thousand and $188 thousand available to offset future liabilities. Our net operating loss carryforwards, as well as credit carryforwards, will expire at various dates beginning in 2010 through 2025, if not utilized.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event of a change in ownership, utilization of the carryforwards could be restricted.

8.	Revenue by Geographic Region and Product Line
      Micro Linear develops integrated circuits and modules that enable cost effective, high performance digital wireless communications and connectivity for a broad range of voice and data applications. As of December 31, 2005, Micro Linear is organized as one business segment.
      The following is a summary of revenue by geographical region and product line (in thousands):

	Year Ended December 31,

	2005	2004	2003

Net revenue by geographic region:
United States	$1,007	$1,150	$1,839
Japan	8,133	11,745	11,922
Hong Kong	7,203	4,798	2,140
Other Asia	718	824	1,562
Canada	86	132	120
Europe	924	1,988	3,037
Other	—	—	76

Total	$18,071	$20,637	$20,696

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2005	2004	2003

Net revenue by product line:
Wireless	$14,334	$15,257	$13,225
Networking	3,737	5,380	7,471

Total	$18,071	$20,637	$20,696

9.	Commitments and Contingencies

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

Lease Commitments
      We have various software and equipment operating leases. Our facility rental expenses in the years ended December 31, 2005, 2004 and 2003 totaled approximately $270,000, $218,000 and $245,000, respectively. Our facility rental lease agreement expired in July 2005 and we currently have a month-to month agreement with a three-month notice period. Future minimum lease payments for software and equipment operating leases are as follows (in thousands):

Fiscal Year &

2006	$507
Thereafter	—

Total minimum lease payments	$507

Purchase Commitments
      Our manufacturing relationships with foundries allow for the cancellation of all outstanding purchase orders, but require repayment of all expenses to date. As of December 31, 2005, foundries had incurred approximately $0.5 million of manufacturing expenses on our outstanding purchase orders.
10.                 Subsequent Events
      On February 27, 2006 we announced a Tender Offer to exchange outstanding employee stock options for new options, which was completed on March 28, 2006. Under the terms of the tender offer, 2,028,283 fully vested options with a weighted average exercise price of $4.08 per share were surrendered by employees in exchange for 1,876,947 options all with an exercise price of $1.67 per share. The new options have a term of five years and will vest over a two year period. All U.S. employees were eligible to exchange options at a rate of one-for-one, except for the Chief Executive Officer, who was eligible to exchange options at a rate of 1.3-for-one, and Vice President of Engineering and Vice President of Operations and Chief Financial Officer who were eligible to exchange options at a rate of 1.1-for-1. Non-employee members of our Board of Directors were not eligible to participate in this offer. The purpose of this exchange offer was to provide an effective

MICRO LINEAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
long-term incentive compensation program to our employees. This modification did not result in a significant incremental stock based compensation expense in accordance with SFAS No. 123(R).

11.	Selected Quarterly Financial Data (unaudited)

	Quarters Ended in Fiscal Year 2005

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(Amounts in thousands, except earnings per share)
Net revenue	$4,247	$5,964	$3,674	$4,186
Gross margin	$2,203	$3,634	$2,085	$1,352
Net loss	$(1,512)	$(850)	$(1,772)	$(1,729)
Basic and diluted loss per share	$(0.12)	$(0.07)	$(0.14)	$(0.13)

	Quarters Ended in Fiscal Year 2004

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(Amounts in thousands, except earnings per share)
Net revenue	$3,840	$6,508	$5,875	$4,414
Gross margin	$1,747	$3,825	$3,410	$2,553
Net income (loss)	$(2,720)	$(817)	$607	$(1,136)
Basic earnings (loss) per share	$(0.22)	$(0.07)	$.05	$(0.09)
Diluted earnings (loss) per share	$(0.22)	$(0.07)	$.04	$(0.09)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	For the Years Ended
	December 31,

	2005	2004	2003

	(In thousands)
Allowance for doubtful accounts — accounts receivable:
Balance, beginning of period	$139	$30	$58
Additions to allowance	—	109	2
Deductions, net of recoveries	(42)	—	(30)

Balance, end of period	$97	$139	$30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures
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
Item 9B.     Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) The executive officers of the Company, and their ages as of December 31, 2005, are as follows:

			Principal Business Experience
Name	Age	Position	for the Past Five Years

Timothy A. Richardson	48	President and Chief Executive Officer	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002 and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.
Brent Dix	43	Vice President, Engineering	Mr. Dix joined the Company in September 2001 as Vice President of the Salt Lake City Design Center. In July 2002, he was named Vice President of Engineering. From March 1996 until September 2001, Mr. Dix served as Senior Director of Engineering of Harmonic Inc., a provider of interactive video, voice and data services for the telecommunications industry.
Peter Manno	63	Vice President, Business Development	Mr. Manno joined the Company in June 2001 as Vice President of Marketing. In December 2002, he became Vice President of Worldwide Sales and in April 2005 he became Vice President of Business Development. From November 2000 to June 2001, Mr. Manno served as Vice President of Sales of Xemod, Inc., a provider of radio frequency amplifier modules for the wireless communication market. From July of 1999 until August of 2000, he served as President and Chief Executive Officer of American Microwave Technologies, Inc., a manufacturer of custom radio frequency and microwave power amplifiers for the scientific and medical industries.

			Principal Business Experience
Name	Age	Position	for the Past Five Years

Steven Moore	49	Vice President, World Wide Sales and Applications	Mr. Moore joined Micro Linear in May 2002 as Director, Worldwide Applications. In April 2005 he became Vice President, World Wide Sales and Applications. From May 2000 until February 2002, he was Director of WLAN Product Marketing for Symbol Technologies, a provider of wireless products and systems used in enterprise mobility solutions. From Jan 2000 until May 2000, he was Sr. Marketing Manager for TelenComm, Inc. (subsequently known as Zeevo and acquired by Broadcom) a provider of Bluetooth system on a chip solutions for the communications market. Prior to that, Mr. Moore served from May 1997 until Jan 2000 as Marketing Applications Manager at SiRF Technology, a leading supplier of GPS semiconductor and software solutions.
Michael Schradle	60	Vice President, Finance and Operations and Chief Financial Officer	Mr. Schradle joined the Company in July 2000 as Vice President, Finance and Chief Financial Officer. In October 2002, he was also named Vice President, Operations. From January 2000 to July 2000, Mr. Schradle was a consultant for David Powell, Inc.’s Financial Services Division, which provides interim chief financial officer support to emerging companies. From January 1998 to January 2000, Mr. Schradle was Chief Financial Officer of Arithmos, Inc., a semiconductor company.
      (b) The Board of Directors of the Company, and their ages as of December 31, 2005, are as follows:

	Director		Principal Business Experience
Name	Since	Age	for the Past Five Years

Timothy R. Richardson	2000	48	Mr. Richardson was appointed President and Chief Executive Officer of the Company in May 2002, and has served as a director of the Company since March 2000. From August 2000 to May 2002, Mr. Richardson served as Executive Vice President of Business Development of Bandwidth9, a manufacturer of optical components for the telecommunications market. From 1996 to August 2000, Mr. Richardson was the President of VeriFiber Technologies, an optical component and systems manufacturer, which he founded. VeriFiber was acquired in August 2000 by Bandwidth9.

	Director		Principal Business Experience
Name	Since	Age	for the Past Five Years

Laura Perrone(1)(2)	2004	48	Since September 2003, Ms. Perrone has been Vice President and Chief Financial Officer of Omneon Video Networks, a provider of content storage technologies for the production and broadcast distribution of digital media. From January until March of 2002, Ms. Perrone was Consultant to the Chief Executive Officer of Icarian Inc., a workforce management software and service provider. Icarian was acquired by Workstream Inc. in July 2002. From April 1999 through December 2001, Ms. Perrone was Vice President and Chief Financial Officer of Icarian Inc.
Joseph D. Rizzi(1)(3)	1997	63	Since 1998, Mr. Rizzi has been a private investor. Mr. Rizzi also served until December 2004 as a member of the board of directors of Veritas Software Corporation, a developer of storage management software.
A. Thampy Thomas(1)(2)(3)	2002	59	Thampy Thomas is a private investor. From June 2002 through August 2004, he served as the Chairman and CEO of PostX Corporation, a provider of enterprise software for secure electronic delivery of sensitive business information. From 1998 until June 2002, Dr. Thomas was a private investor.
John Zucker(2)(3)	2005	62	Since November 2001, Mr. Zucker has been a private investor. From November 2000 until November 2001, he was the President and CEO of RealChip Communications, a provider of semiconductor integrated circuits for communications applications. From September 1998 to January 2000, he was Vice President of Micron Technology, a manufacturer of DRAMs, Flash, memory and other semiconductor components to the computing, networking and communications industries.

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.
There are no family relationships between any directors or executive officers of the Company.
      (c) Section 16(a) Beneficial Ownership Reporting Compliance — Under the securities laws of the United States, our directors, executive officers and beneficial owners of more than 10% of our Common Stock are required to report their initial ownership of our Common Stock or other equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to identify in this report those persons who failed to timely file these reports. To our knowledge, based solely on its review of the copies of such reports received by it, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2005, our officers, directors and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements applicable to them during fiscal year 2005.
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
      The following table summarizes all compensation paid during 2005, 2004, and 2003 to our Chief Executive Officer and each of our other four most highly compensated executive officers as of the end of fiscal 2005 whose salary and bonus for services rendered in fiscal 2005 exceeded $100,000 (the “Named Executive Officers”).
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Options (#)	Compensation(3)

Timothy A. Richardson(4)	2005	$305,769	$—	$1,400	—	$3,313
President and	2004	317,308	—	1,400	—	3,213
Chief Executive Officer	2003	300,000	118,281	512	—	2,183
Brent D. Dix(5)	2005	214,000	—	425	55,000	3,921
Vice President, Engineering	2004	207,692	—	425	—	4,001
	2003	200,000	—	461	70,000	4,221
Peter L. Manno(6)	2005	219,135	—	3,080	—	7,397
Vice President,	2004	227,404	—	3,080	—	7,477
Business Development	2003	215,000	—	3,340	45,000	9,612
Steven Moore(7)	2005	170,089	25,000	—	45,000	2,080
Vice President, World Wide Sales and Applications
Michael W. Schradle(8)	2005	211,000	—	2,007	55,000	7,522
Chief Financial Officer,	2004	215,389	—	2,007	—	9,442
Vice President, Finance &	2003	200,004	—	2,176	70,000	10,327
Operations

(1)	Amounts paid as bonuses for services rendered are reported for the year in which they were earned, even if they were paid in the following fiscal year.

(2)	Amounts in this column represent reimbursement during the fiscal year for the payment of taxes.

(3)	The amounts in this column are described below:

			Long-
		Exec Life	Term	Company	Living	Total, All
		Insurance	Disability	401(k)	Expenses,	Other
Name	Year	Premiums	Premiums	Contributions	Relocation	Compensation

Timothy A. Richardson	2005	$830	$2,383	$—	$—	$3,213
	2004	830	2,383	—	—	3,213
	2003	1,800	2,383	—	(2,000)	2,183
Brent D. Dix	2005	300	1,541	2,080	—	3,921
	2004	300	1,541	2,160	—	4,001
	2003	600	1,541	2,080	—	4,221
Peter L. Manno	2005	1,745	3,572	2,080	—	7,397
	2004	1,745	3,572	2,160	—	7,477
	2003	3,960	3,572	2,080	—	9,612
Steven Moore	2005	—	—	2,080	—	2,080
Michael W. Schradle	2005	1,855	5,667	—	—	7,522
	2004	1,855	5,667	1,920	—	9,442
	2003	2,580	5,667	2,080	—	10,327

(4)	Mr. Richardson became President and Chief Executive Officer in May 2002.

(5)	Mr. Dix became Vice President, Engineering in July 2002, after joining us as Vice President of the Salt Lake City Design Center in September 2001.

(6)	Mr. Manno became Vice President of Marketing in June 2001. In December 2002, he became Vice President of Worldwide Sales. In April 2005, he became Vice President of Business Development.

(7)	Mr. Moore became Director, Worldwide Applications in 2002, and Vice President of Worldwide Sales and Applications in April 2005.

(8)	Mr. Schradle became Chief Financial Officer and Vice President of Finance in July 2000. In October 2002, he assumed the additional role of Vice President of Operations.
Option Information
      The following tables set forth information regarding stock options granted to the Named Executive Officers during 2005, as well as options held by such officers as of December 31, 2005.
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
Option Grants in Last Fiscal Year

	Individual Grants(1)				Potential Realizable
Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise of		Option Term
	Options	Employees	Base Price	Expiration
Name	Granted (#)	in Fiscal Year(2)	($ per Share)	Date	5% ($)	10% ($)

Timothy A Richardson	—	—	—	—	—	—
Brent D. Dix	55,000	7.47	$4.30	4/26/2015	$148,734	$376,920
Peter L. Manno	—	—	—	—	—	—
Steven E. Moore	45,000	6.11	5.00	4/1/2015	141,501	358,592
Michael W. Schradle	55,000	7.47	4.30	4/26/2015	148,734	376,920

(1)	All options were granted under the 1991 Stock Option Plan or the 1998 Nonstatutory Stock Option Plan, and are subject to the terms of such plan. Unless otherwise noted, options vest cumulatively to the extent of 25% of the shares subject to the option on the first anniversary of the date of grant and an additional 1/48 of the shares subject to the option at the end of each one-month period thereafter. The exercise price is 100% of the fair market value of our Common Stock on the date of grant. The options have a term of 10 years, but may terminate earlier in connection with certain events related to termination of employment. On March 28, 2006 the Company completed a tender offer for the exchange of eligible existing employee options, all of which were below fair market value, for new options at current fair market value. Under this program Mr. Dix., Mr. Moore, and Mr. Schradle surrendered all of the options granted to them in 2005. Mr. Dix and Mr. Schradle each received 50,000 new options in exchange for the options that were granted in 2005 and Mr. Moore received 45,000 new options. All of the new options have an exercise price of $1.67.

(2)	Based on a total of 736,000 options granted to employees in 2005.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table shows information about option exercises during 2005 and the value of unexercised options at the end of 2005 for each of the Named Executive Officers. Value at fiscal year end is measured as the difference between the exercise price and the fair market value on December 31, 2005 ($1.80 per share).

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
			Options at		Options at
	Shares		Fiscal Year End (#)		Fiscal Year End ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Timothy A. Richardson	—	$—	517,915	52,085	$—	$—
Brent D. Dix	21,800	68,264	170,491	82,709	—	—
Peter L. Manno	—	—	124,375	20,625	—	—
Steven E. Moore	—	—	41,563	58,437	—	—
Michael W. Schradle	30,000	82,458	162,291	82,709	—	—
Compensation of Directors
      Directors other than the Chairman of the Board of Directors do not receive cash compensation for serving on the Board of Directors other than reasonable out-of-pocket expenses in accordance with the Company’s travel policy for each Board or committee meeting they attend in person. The Chairman of the Board of Directors receives cash compensation of $75,000 per year, paid on a monthly basis.
      Non-employee directors participated in the Company’s 1994 Director Option Plan (the “Director Plan”) until the plan expired prior to the Annual Meeting in August 2004. Under an amendment to the Director Plan approved by stockholders in June 2000, each non-employee director automatically received an option to purchase 50,000 shares of Common Stock on the date upon which he or she first became a director. This initial grant vests at the rate of twenty-five percent (25%) of the shares subject to the option on each of the first and second anniversaries of the date of grant and 1/48 of the shares subject to the option each month thereafter. Laura Perrone received a grant of 50,000 shares from the Director Option Plan in March 2004, when she joined the Board of Directors.
      Until the expiration of the 1994 Director Plan prior to the 2004 Annual Meeting of shareholders, each non-employee director automatically received an option to purchase 10,000 shares of Common Stock upon re-election to the Board of Directors at each annual meeting of stockholders, provided the director had been a member of the Board of Directors for at least six months upon the date of re-election. The annual re-election grants vest ratably over a twelve-month period. Options granted under the 1994 Director Option Plan have an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of 10 years. In the event of a merger, or the sale of substantially all of the assets of the Company, if the successor corporation does not agree to assume options awarded under the 1994 Director Option Plan, or to substitute equivalent options, each such outstanding option becomes fully vested and exercisable.
      On October 18, 2004, the Board of Directors granted options to purchase 10,000 shares to each member re-elected to the Board at the 2004 Annual Meeting, provided that the director had been a member of the Board of Directors for at least six months upon the date of re-election. The grants vest ratably over a twelve-month period, with vesting commencing on August 4, 2004, the date of our 2004 Annual Meeting of shareholders. The shares have an exercise price equal to the fair market value of the Common Stock on the date of the Annual Meeting, and a term of 10 years. All of these grants were made under our 1998 Nonstatutory Stock Option Plan.
      On October 18, 2004, the Board of Directors granted options to purchase 10,000 shares to each member of the Board’s Audit Committee in consideration for each committee member’s services to the Board. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest over a twelve-month period, with vesting commencing on August 4, 2004, the date of our 2004 Annual Meeting of Stockholders. Shares vest and become exercisable only if the optionee is, as of the vesting date, still a member of the Audit Committee. All of these grants were made under our 1998 Nonstatutory Stock Option Plan.
      On January 25, 2005, the Board of Directors granted options to purchase 50,000 shares to John Zucker, upon his election to the Board of Directors. These shares have an exercise price equal to the fair market value of our Common Stock on the date of the grant. This initial grant vests at the rate of twenty-five percent (25%) of the shares subject to the option on each of the first and second anniversaries of the date of grant and 1/48 of the shares subject to the option each month thereafter. This grant was made under our 1998 Nonstatutory Stock Option Plan.
      On January 25, 2005, the Board of Directors granted options to purchase 50,000 shares to A. Thampy Thomas in consideration for his service as Chairman of the Board of Directors. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest in equal installments over a 48-month period, with vesting commencing on October 18, 2004, the date of Mr. Thomas’ election as Chairman of the Board. Shares vest and become exercisable only if Mr. Thomas is, as of the vesting date, still serving as Chairman of the Board. This grant ceased vesting on May 3, 2005, when Mr. Thomas stepped down as Chairman of the Board. This grant was made under our 1998 Nonstatutory Stock Option Plan.
      On January 25, 2005, the Board of Directors granted options to purchase 15,000 shares to Laura Perrone in consideration for her services as Chairman of the Audit Committee. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest in equal installments over a 48-month period, with vesting commencing on April 20, 2004, the date of Ms. Perrone’s election as Chairperson of the Audit Committee. Shares vest and become exercisable only if Ms. Perrone is, as of the vesting date, still serving as Chairperson of the Audit Committee. This grant was made under our 1998 Nonstatutory Stock Option Plan.
      On May 3, 2005, the Board of Directors granted options to purchase 50,000 shares to John Zucker in consideration for his service as Chairman of the Board of Directors. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest in equal installments over a 48-month period, with vesting commencing on May 3, 2005, the date of Mr. Zucker’s election as Chairman of the Board. Shares vest and become exercisable only if Mr. Zucker is, as of the vesting date, still serving as Chairman of the Board. This grant was made under our 1998 Nonstatutory Stock Option Plan.
      On May 3, 2005, the Board of Directors granted options to purchase 15,000 shares to A. Thampy Thomas in consideration for his services as Chairman of the Compensation Committee. These shares have an exercise price equal to the fair market value of our Common Stock on the date of grant and vest in equal installments over a 48-month period, with vesting commencing on May 3, 2005, the date of Mr. Thomas’ election as Chairman of the Compensation Committee. Shares vest and become exercisable only if Mr. Thomas is, as of the vesting date, still serving as Chairman of the Compensation Committee. This grant was made under our 1998 Nonstatutory Stock Option Plan.
      On May 23, 2005, the Board of Directors approved an amendment to the 1994 Director Option Plan to provide for the acceleration of all unvested options granted to directors thereunder in the event of a change of control of the Company. It also approved a resolution to amend all option grants to non-employee member of the Board of Directors pursuant to the 1994 Director Plan and the 1998 Nonstatutory Stock Option Plan, to provide for full acceleration of all remaining options in the event of a change of control.
Employment Contracts and Termination of Employment and Change of Control Arrangements
      In May 2002, Timothy Richardson was elected as President and Chief Executive Officer of the Company. Pursuant to the terms of his employment agreement, Mr. Richardson’s base salary is $300,000 per year. He will have the opportunity to earn a bonus of up to $100,000, payment of which will be determined by the Compensation Committee of the Board of Directors, based upon successful completion of certain performance objectives. In addition, Mr. Richardson received an option to purchase 500,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the grant date. The option has a one- year cliff after which 25% of the shares subject to the option become exercisable, and thereafter the remaining shares become exercisable in equal monthly installments over the next three years. In the event of a change of control of the Company, 100% of the shares subject to the option shall become immediately exercisable. In addition, Mr. Richardson’s employment agreement provides that we will maintain a life insurance policy and long-term disability policy during his tenure as Chief Executive Officer.
      Michael Schradle, Chief Financial Officer and Vice President of Finance and Operations, Steven Moore, Vice President of Worldwide Sales and Applications, Peter Manno, Vice President of Business Development, and Brent Dix, Vice President of Engineering, have an agreement with us providing for severance equal to six months of base salary and group health benefits in the event their employment is terminated by us “without cause.”
      On March 28, 2006, the Company completed an exchange offer (“Exchange Offer”) to all employees. Under the terms of this Exchange Offer, the employees who elected to participate exchanged some or all of their outstanding stock options for new stock options with an exercise price based on the average of the closing prices of the Company’s stock as reported by the NASDAQ for the eighteen trading days immediately preceding the grant date. Under the terms of the Exchange Offer the new options granted have a two year vesting period with 25% of the options vested after six months and the remainder vesting ratably at 4.167% each month over the subsequent eighteen months. If any employee who participated in the Exchange Offer, including the Company’s executive officers, is terminated without cause within the first six months following the grant date 25% of their options will immediately vest. If any employee who participated in the Exchange Offer is terminated within twelve months of a change of control of the Company, as defined in the Exchange Offer, then all of the unvested shares held by that employee will immediately vest. The Company’s executive officers each participated to some extent in this Exchange Offer and each tendered some or all of their old outstanding options for new options with the terms described above. As a result of this Exchange Offer individual acceleration provisions for executive officers pertaining to termination and a company change of control, which existed under the old options which were surrendered under the Exchange Offer, are not applicable to the new options that were granted. However, Mr. Richardson retained 60,000 shares awarded to him for his services as a non-employee member of the Company’s Board of Directors prior to becoming Chief Executive Officer, which were not eligible for exchange under this Exchange Offer, Mr. Dix retained 128,200 of his existing options and Mr. Moore retained 30,00 of his existing options. Mr. Richardson’s 60,000 options and Mr. Dix’s 128,200 options are fully vested. Of Mr. Moore’s 30,000 options, 26,250 are fully vested and 3,750 were unvested as of March 28, 2006. In the event of a change of control of the Company 50% of Mr. Moore’s outstanding unvested options, that were issued prior to the Exchange Offer, would immediately vest.

Compensation Committee Interlocks and Insider Participation
      During fiscal 2005 the Compensation Committee of the Board of Directors consisted of Mr. Rizzi, Mr. Thomas (who became chairperson of this committee in May 2005), Ms. Perrone ( who joined the committee in May 2005), Mr. Zucker (who joined the committee in May 2005), and Mr. Pohlman (who resigned from the Board of Directors and this committee in 2005). None of the members is an officer or employee of Micro Linear. No member of the Compensation Committee or executive officer of Micro Linear has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth the beneficial ownership of our Common Stock as of March 15, 2006 by: (i) each of the holders of more than five percent of our outstanding Common Stock, (ii) each member of the Board of Directors, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers as a group. Ownership information is based solely on information furnished by the respective individuals and entities as the case may be. Unless otherwise indicated, the address for the following is c/o Micro Linear Corporation, 2050 Concourse Drive, San Jose, California 95131.

		Exercisable	Total Shares	Percent of
	Shares	within 60 Days	Beneficially	Common Stock
Name of Beneficial Owner	Owned	of 3/15/2006	Owned(1)	Outstanding(2)

5% Stockholders
Dimensional Fund Advisors, Inc.(3)	729,124	—	729,124	5.61%
1299 Ocean Avenue, 11th Fl. Santa Monica, CA 90401
Kennedy Capital Management(4)	1,891,353	—	1,891,353	14.56
10329 Olive Blvd. St. Louis MO 63141
BC Advisors, LLC(5)	792,900	—	792,900	6.10
300 Crescent Court, Suite 1111 Dallas, TX 75201

Executive Officers and Directors(6)
Timothy A. Richardson	—	559,583	559,583	4.13
Michael W. Schradle	3,500	181,873	185,373	1.41
Brent D. Dix	2,000	190,074	192,074	1.46
Peter L. Manno	2,250	128,125	130,375	*
Steven E. Moore	—	58,333	58,333	*
Joseph D. Rizzi	319,000	149,000	468,000	3.56
A. Thampy Thomas	—	98,958	98,958	*
Laura Perrone	—	43,542	43,542	*
John Zucker	35,000	25,000	60,000	*
All officers and directors as a group (9 persons)	361,750	1,434,488	1,796,238	12.45%

*	Less than 1%.

(1)	To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing ownership of any other person.

(2)	Applicable percentage ownership is based on 12,990,403 shares of common stock outstanding as of March 15, 2006.

(3)	Based solely on Schedule 13G/ A filed with the Securities and Exchange Commission on February 6, 2006. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds”. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over 729,124 shares of our Common Stock owned by the Funds, and may be deemed to be the beneficial owner of these shares. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of these shares.

(4)	Based on information provided by Kennedy Capital Management on January 28, 2006.

(5)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission on November 2, 2005. BC Advisors, LLC, a Texas limited liability company (“BCA”), acquired the shares of our Common Stock for the account of (1) SRB Greenway Capital, L.P., a Texas limited partnership (“SRBGC”), (2) SRB Greenway Capital (Q.P.), L.P., a Texas limited partnership (“SRBQP”), and (3) SRB Greenway Offshore Operating Fund, L.P., a Cayman Islands limited partnership (“SRB Offshore”). BCA is the general partner of SRB Management, L.P., a Texas limited partnership (“SRB Management”), which is the general partner of SRBGC, SRBQP and SRB Offshore. Steven R. Becker is the sole principal of BCA and is the beneficial owner of 792,900 shares of Common Stock beneficially owned by BCA and SRB Management for the accounts of SRBGC, SRBQP and SRB Offshore. BCA and SRB Management are the beneficial owners of 792,900 shares of Common Stock, which includes (i) 90,600 shares beneficially owned by SRBGC, (ii) 650,800 shares beneficially owned by SRBQP, and (iii) 51,500 shares beneficially owned by SRB Offshore. Each of these reporting persons disclaims membership in a “group” under Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

(6)	On March 28, 2006, the Company completed an exchange offer (“Exchange Offer”) to all employees. Under the terms of this Exchange Offer, the employees who elected to participate, including the Company’s executive officers, exchanged some or all of their outstanding stock options for new stock options with an exercise price based on the average of the closing prices of the Company’s stock as reported by the NASDAQ for the eighteen trading days immediately preceding the grant date. The new options granted have a two year vesting period with 25% of the options vested after six months and the remainder vesting ratably at 4.167% each month over the subsequent eighteen months. Of the total options excercisable within 60 days of March 15, 2006, Mr. Richardson tendered 499,583 of his excercisable options, Mr. Dix tendered 61,876 of his excercisable options, Mr. Schradle tendered 181,873 of his excercisable options, Mr. Moore tendered 30,833 of his excercisable options and Mr. Manno tendered 128,125 of his excercisable options.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information regarding our equity compensation plans as of December 31, 2005:
Equity Compensation Plan Information

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,672,723	$4.43	634,308	(2)
Equity compensation plans not approved by security holders(3)	817,450	3.91	868,275

Total(4)	3,490,173	$4.31	1,502,583

(1)	Includes our 1991 Stock Option Plan, 1994 Director Option Plan and 1998 Employee Stock Purchase Plan. The 1994 Director Option Plan expired in August 2004. Stock options and restricted stock may be awarded under the 1991 Stock Option Plan.

(2)	The number of shares reserved for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase equal to the lesser of (i) the number of shares of Common Stock repurchased by Micro Linear during the prior year, (ii) the number of shares of Common Stock issued under the Plan in the prior year, or (iii) a lesser amount determined by the Board.

(3)	Includes 1998 Nonstatutory Stock Option Plan. A summary of the material features of the 1998 Nonstatutory Stock Option Plan can be found in Item 8 of the Consolidated Financial Statement under Note 6, Stockholders’ Equity — Stock Option Plans.

(4)	On March 28, 2006 the Company completed an exchange offer (“Exchange Offer”) under which employees were able to surrender eligible options granted under the 1991 Stock Option Plan and the 1998 Nonstatutory Stock Option Plan for new options at current fair market value. Under the Exchange Offer the Company accepted for cancellation, 2,028,203 eligible options and granted 1,876,947 options in exchange for the cancellation of the tendered eligible options. The exercise price per share of each replacement option granted in the Exchange Offer is $1.67, which is the average of the closing prices of the Common Stock as reported by the Nasdaq National Market for the 18 consecutive trading days ending immediately prior to the grant date of the replacement options.

Item 13.	Certain Relationships and Related Transactions
      During the fiscal year ended December 31, 2005, there was no transaction or series of transactions between Micro Linear and any of our directors, executive officers, holders of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, other than the transactions described above under Item 11, Executive Compensation.

Item 14.	Principal Accountant Fees and Services
      In addition to retaining PricewaterhouseCoopers LLP to audit the consolidated financial statements for fiscal 2005, the Company and its subsidiaries retained PricewaterhouseCoopers LLP to provide other related services in fiscal 2005. The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in fiscal 2005 and fiscal 2004 for these various services were:

Audit Fees
      The aggregate audit fees billed or to be billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were approximately $216,000 for each fiscal year 2005 and 2004.

Audit-Related Fees
      The aggregate audit related fees billed or to be billed by PricewaterhouseCoopers LLP for each of the last two fiscal years for professional services rendered in connection with the consultation related to internal control over financial reporting were approximately $10,000 for fiscal 2005 and $0 for fiscal 2004.

Tax Fees
      The aggregate fees billed or to be billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for professional services related to tax advice, tax compliance, tax planning and foreign tax matters were $0 for fiscal 2005 and $22,500 for fiscal 2004. The nature of these services comprising these fees included preparation of federal, state and foreign income tax returns and advice provided regarding state and local income and sales taxes.

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
      All fees paid to PricewaterhouseCoopers LLP were approved by the company’s Audit Committee of the Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements. Financial Statements are set forth under Item 8 of this Form 10-K.
      2. Financial Statement Schedules. See Index under Item 8.
      (b). Exhibits:

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on August 17, 1998).

3	(ii)	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.(II) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed on August 17, 1998).

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.

10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.5*	1998 Non statutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).

10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.10		Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2004).

Exhibit
Number		Description of Document

10	.11*	Form of executive officer amended offer letter (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.12*	Certificate of Amendment to 1994 Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See page 72 of this Form 10-K.)

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer.

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer.

32	.1(1)	Section 1350 Certification by the Chief Executive Officer.
32	.2(1)	Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
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
Date: April 3, 2006
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY A. RICHARDSON Timothy A. Richardson	Chief Executive Officer, President (Principal Executive Officer) and Director	April 3, 2006

/s/ MICHAEL W. SCHRADLE Michael W. Schradle	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2006

/s/ JOSEPH D. RIZZI Joseph D. Rizzi	Director	April 3, 2006

/s/ A. THAMPY THOMAS A. Thampy Thomas	Director	April 3, 2006

/s/ LAURA PERRONE Laura Perrone	Director	April 3, 2006

/s/ JOHN ZUCKER John Zucker	Chairman of the Board	April 3, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3(i)(a)		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

3(i)(b)		Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3 to the Registrant’s Registration Statement on Form 8-A filed on August 17, 1998).

3(ii)(a)		Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.(II) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

4.2		Preferred Shares Rights Agreement dated as of August 13, 1998 between the Registrant and American Stock Transfer & Trust Company, including as Exhibit B the Rights Certificate and as Exhibit C the Summary of Rights (incorporated by reference to Exhibit to the Registrant’s Registration Statement on Form 8-A filed on August 17, 1998).

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994).

10	.2*	1991 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.3*	1994 Director Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (file no. 333-83546), as amended, filed on September 1, 1994.

10.4		Deed of Trust and Security Agreement of registrant in principal amount of $3.0 million dated October 1, 1999 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10	.5*	1998 Non statutory Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-53003) filed on May 19, 1998).

10	.6*	1998 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (file no. 333-67769) filed on November 23, 1998).

10.7		International Distributor Agreement dated January 1, 2002 between the Registrant and Teksel Corporation, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8		International Sales Representative Agreement dated January 1, 2002 between the Registrant and Teksel Corporation Ltd.(incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.9*	Employment Agreement dated May 27, 2002 between the Registrant and Timothy A. Richardson (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.10		Purchase and Sale Agreement dated April 15, 2004 by and between the Registrant and Willow Glen Investments, LLC, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2004).

10	.11*	Form of executive officer amended offer letter (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10	.12*	Certificate of Amendment to 1994 Director Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (See page 72 of this Form 10-K.)

Exhibit
Number		Description of Document

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer.

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer.

32	.1(1)	Section 1350 Certification by the Chief Executive Officer.

32	.2(1)	Section 1350 Certification by the Chief Financial Officer.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 14(c) of this report.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.