Form 10-Q
period 2006-04-02
MICRO LINEAR CORP /CA/
filed 2006-05-17
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 0-24758

Micro Linear Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-2910085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 Concourse Drive San Jose, California	95131

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 433-5200

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and  large accelerated filer”  (as defined in Rule 12b-2 of the Exchange Act).    Check one.

Large accelerated filer ☐	No Accelerated filer ☐	Non- accelerated filer ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐  No   ☒

          The number of shares of the Registrant’s Common Stock outstanding as of April 25, 2006, net of shares held in treasury, was 12,990,403.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,548	$7,637
Short-term investments	1,938	3,500
Accounts receivable, net of allowance for doubtful accounts of $90 at March 31, 2006 and $97 at December 31, 2005	2,772	2,638
Inventories	1,484	1,927
Other current assets	271	297

Total current assets	16,013	15,999
Property and equipment, net	329	410
Other assets	17	17

Total assets	$16,359	$16,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,843	$1,269
Accrued compensation and benefits	718	625
Deferred revenue	606	991
Other accrued liabilities	338	664

Total current liabilities	3,505	3,549
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	63,355	63,281
Accumulated deficit	(30,278)	(30,183)
Accumulated other comprehensive loss	(6)	(4)
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	12,854	12,877

Total liabilities and stockholders’ equity	$16,359	$16,426

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	THREE MONTHS ENDED March 31,

	2006	2005

Net revenue	$5,246	$4,247
Cost of goods sold*	2,341	2,044

Gross margin	2,905	2,203

Operating expenses:
Research and development*	1,652	2,197
Selling, general and administrative*	1,465	1,606

Total operating expenses	3,117	3,803

Loss from operations	(212)	(1,600)
Interest and other income	120	93
Interest and other expense	(1)	(4)

Loss before income taxes	(93)	(1,511)
Provision for income taxes	2	1

Net loss	$(95)	$(1,512)

Loss per share basic and diluted:
Net loss per share	$(0.01)	$(0.12)

Weighted average number of shares used in per share computation
	12,990	12,459

*includes the following amounts related to stock-based compensation costs for employee awards
Cost of goods sold	$1	$—
Research and development	14	2
Selling, general and administrative	59	24

Total	$74	$26

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED March 31,

	2006	2005

Operating activities:
Net loss	$(95)	$(1,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81	72
Non-cash stock based compensation	74	26
Reduction of doubtful accounts receivable	(7)	(27)
Provision for excess inventory	21	47
Changes in assets and liabilities:
Accounts receivable	(127)	212
Inventories	422	(146)
Other current assets	26	(151)
Accounts payable	574	650
Accrued compensation and benefits, and other accrued liabilities	(233)	410
Deferred revenue	(385)	195

Net cash provided by (used in) operating activities	351	(224)

Investing activities:
Purchases of property and equipment	—	(173)
Purchases of short-term investments	(222)	(2,656)
Proceeds from sales and maturities of short-term investments	1,782	2,387

Net cash provided by (used in) investing activities	1,560	(442)

Financing activities:
Proceeds from exercise of stock options	—	21

Net cash provided by financing activities	—	21

Net increase (decrease) in cash and cash equivalents	1,911	(645)
Cash and cash equivalents at beginning of period	7,637	10,920

Cash and cash equivalents at end of period	$9,548	$10,275

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

Fiscal Year

          We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. Fiscal year 2005 ended on January 1, 2006. The first quarter of 2006 ended on April 2, 2006 and the first quarter of 2005 ended on April 3, 2005. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

          The consolidated financial statements include the accounts of Micro Linear Corporation and our wholly-owned subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

          The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the first quarter of 2006 and 2005, transaction gains and losses were not significant.

Basis of Presentation

          The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended January 1, 2006, filed with the Securities and Exchange Commission (“SEC”) on April 3, 2006.

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

Reclassifications

          Certain prior period balances have been reclassified to conform to the current financial statement presentation.  These reclassifications have no impact on previously reported results of operation or stockholder’s equity.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Work-in-process	$568	$614
Finished goods	503	745
Inventory held by distributors	413	568

Total inventories	$1,484	$1,927

Provision for Income Taxes

          The provision for income taxes for the three months ended March 31, 2006 and for the comparable period of 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan.  We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months March 31, 2006 was 2.2% and the effective tax rate for the three months ended March 31, 2005 was 0.07%.

Comprehensive Income (Loss)

          For the three months ended March 31, 2006 and 2005, comprehensive loss, which consists of the net loss for the periods and unrealized gain or loss on short-term marketable securities, was as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Net loss*	$(95)	$(1,512)
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net	(2)	1

Comprehensive loss	$(97)	$(1,511)

* Net loss for the three months ended March 31, 2006 and 2005 includes $74,000 and $26,000, respectively of stock-based compensation costs.

3. Operations by Geographic Regions

The following is a summary of revenue by geographical regions (in thousands):

	Three Months Ended March 31,

	2006	2005

Net revenue:
United States	$197	$265
Japan	2,614	2,201
Hong Kong	1,959	1,294
Other Asia	74	58
Canada	—	86
Europe	402	343

Total net revenue	$5,246	$4,247

4. Restructuring Charges

          In the second quarter of 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility, which we vacated in the first quarter of 2004 when we entered into a sublease agreement for these premises. As of March 31, 2006, the remaining balance of our restructuring reserve relates to our continuing obligations for costs of the Utah facility in excess of expected sublease payments (in thousands):

5.  Stockholders’ Equity

     Stock Option Plans

Balance, December 31, 2005	$73
Cash payments	(17)

Balance March 31, 2006	$56

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

          In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Stock Option Plan to extend the term of the plan by ten years, to May 22, 2011. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at March 31, 2006.

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

          On February 27, 2006, we announced a tender offer for the exchange of employee stock options currently outstanding, which were all issued at exercise prices that are greater than the current fair market value of our common stock, for new options that were issued at the approximate fair market value of our common stock.  The fair market value of our common stock was $1.67, as determined based on the average of the closing prices as reported by the Nasdaq National Market for the 18 consecutive trading days ending immediately prior to March 28, 2006, the grant date. Under the terms of the tender offer 2,028,283 options were surrendered by employees, having a weighted average exercise price of $4.08 in exchange for 1,876,947 options all with an exercise price of $1.67.  The new options will vest over a two year period, with 25% of the options vesting six months after the grant date and 4.167% vesting each month over the subsequent eighteen months.  The new options will have a five year term.  The purpose of this exchange offer was to provide an effective long-term incentive compensation program to our employees.

          Activity and price information regarding the 1991 and 1998 plans are as follows:

		Outstanding Options

	Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2005	1,401,392	3,258,173	$4.04
Options granted	(1,876,947)	1,876,947	1.67
Options forfeited	2,578,037	(2,578,037)	4.23

Balance at March 31, 2006	2,102,482	2,557,083	$2.61

     Director Stock Option Plan

          The Director Stock Option Plan (the Director Plan) was adopted by stockholders in October 1994. Under the Director Plan, we initially reserved 80,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The Director Plan provides that each person who was an outside director on October 13, 1994, and each outside director who subsequently becomes a member of the Board of Directors, shall be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders or appointment by the Board of Directors to fill a vacancy. In addition, each outside director was to automatically receive a nonstatutory option to purchase 7,000 shares of common stock upon such director’s annual re-election to the Board, provided the director had been a member of the Board of Directors for at least six months upon the date of re-election.

          At their annual meeting in June 1998, the stockholders approved an amendment to the Director Plan, which increased from 80,000 to 180,000 the number of shares available for grants.

          At their annual meeting in June 2000, the stockholders approved an amendment to the Director Plan which: 1) increased the shares available for grant from 180,000 to 680,000; 2) increased the option grant to each outside director who subsequently becomes a member of the Board of Directors from 10,000 to 50,000 shares on the date on which such person first becomes an outside director, whether through election by stockholders or by appointment by the Board of Directors; and 3) increased the option grant from 7,000 to 10,000 shares to each outside director upon the director’s annual re-election by the Board of Directors, provided the director has been a member of the Board of Directors for at least six months upon the date of re-election.

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

          Option activity under the Directors’ Plan is as follows:

		Options Outstanding

	Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2005 and March 31, 2006	—	232,000	$5.19

          Information regarding the weighted average contractual terms, exercise prices and intrinsic value for options outstanding under all of the Company’s stock option plans is as follows:

	Outstanding Options

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Options fully vested and options expected to vest	2,306,078	5.5	$2.52	$450
Options excercisable	737,366	6.3	$4.29	$0

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $1.91 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1.9 million.

          On March 28, 2006 we completed a repricing of the employee stock options pursuant to a tender offer announced on February 27, 2006.  In accordance with the tender offer we issued approximately 1.9 million new options in exchange for the surrender of approximately 2.0 million outstanding options.  There were no other new stock option grants made during the three months ended March 31, 2006.  The fair value of each new stock option granted was $0.99, as determined utilizing a Black-Scholes model  pursuant to the guidance provided by SFAS No. 123(R).  As required by SFAS No. 123(R) we determined the Black-Scholes fair value of the new options granted as well as the current fair value of the outstanding options surrendered to calculate the incremental fair value of the options.  The incremental value of the new options issued was $0.4 million and will be amortized over the two year vesting period of the new options.   There were no stock option exercises during the three month period ended March 31, 2006.  The intrinsic value of stock options exercised during the three month period ending March 31, 2005 was approximately $9,000.

          The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

          We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or approximately six months later at the Exercise Date, whichever is lower. The 1998 Purchase Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. The compensation cost in connection with the plan for the three months ended March 31, 2006 was approximately $1,000.  As of March 31, 2006, there were 101,191 shares available for purchase under the 1998 Purchase Plan.

6. Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of all potentially dilutive common stock outstanding during the period. Diluted earnings (loss) per share excludes potential common stock if the effect is anti-dilutive. We compute diluted earnings (loss) per share using the treasury stock method for stock options outstanding.  The dilutive effect of outstanding options is reflected in diluted earnings (loss) per share by application of the treasury stock method, which includes consideration of unrecognized stock-based compensation and tax benefit as required by SFAS No. 123(R).

          A total of 2,789,083 and 4,166,703 shares of potential common stock related to stock options were not included in the dilutive net loss per share calculation for the three months ended March 31, 2006 and 2005 because their effect would be anti-dilutive.  The effect of recording stock-based compensation costs on basic and diluted loss per share in accordance with the implementation of SFAS No. 123R was $0.01 per share for the three months ended March 31, 2006.

7. Stock-based Compensation

          Effective January 2, 2006, Micro Linear adopted the provisions of SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.  We previously applied APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS No. 123(R)

          Prior to the adoption of SFAS No. 123(R), the Company  accounted for stock-based compensation in accordance with APB25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net income for the period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          The pro-forma information for the three months ended March 31, 2005 was as follows:

Three months ended March 31, 2005

Net loss, as reported	$(1,512)
Deduct: Stock-based compensation expense determined under fair value based method for employee awards, net of related tax effects	(226)

Pro forma net loss	$(1,738)

Pro forma net loss per share:
Basic and diluted	$(0.14)
Reported net loss per share:
Basic and diluted	$(0.12)

Impact of the adoption of SFAS No. 123(R)

          Micro Linear elected to adopt the modified prospective application method as provided by SFAS No. 123R.  Accordingly, during the three months ended March 31, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  Previously reported amounts have not been restated.  For the three months ended March 31, 2006, we recorded stock-based compensation costs of $74,000 or $0.01 per share.

          On March 28, 2006 we granted approximately 1.9 million new options in exchange for the surrender of approximately 2.0 million outstanding options.  The details of this transaction are described in Note 8 below.  There were no other options granted during the three months ended March 31, 2006.

          As of March 31, 2006, the unrecorded deferred stock-based compensation expense related to stock options was $0.8 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

          With adoption of SFAS No. 123(R) on January 2, 2006, we began to capitalize a portion of stock-based compensation as inventory.  The effect of this adoption on inventory as of March 31, 2006 and on cost of goods sold for the three months ended March 31, 2006 was not significant.

Valuation Assumptions

          We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).  The fair value of each option grant issued subsequent to the adoption of SFAS123(R) is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach.

          The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan for the three months ended March 31, 2006 and 2005 were $0.46 and $1.44 respectively.  The weighted average fair values at the grant date of options granted under the employee and directors’ stock option plans for the three months ended March 31, 2006 and 2005 were $0.99 and $1.52 respectively.

          The following weighted-average assumptions were used for options granted during the three months ended March 31, 2006 and March 31, 2005:

	Three months ended March 31,

	2006	2005

Stock option plan:
Expected stock price volatility	65%	47%
Risk free interest rate	4.79%	3.59%
Dividend yield	—	—
Expected term (in years)	3.01	2.49
Stock purchase plan:
Expected stock price volatility	50%	51%
Risk free interest rate	4.81%	2.88%
Dividend yield	—	—
Expected term (in years)	.5	.5

          The expected volatility assumptions were based on historical price volatility in accordance with SFAS No. 123(R) and SAB 107.  The historical price volatility was measured on a daily basis.

          The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the remaining term of the options.

          The expected term of employee stock options under our employee and director’s stock option plans represents the weighted-average period the stock options are expected to remain outstanding.  The expected term for stock options granted during the three months ended March 31, 2006 was estimated based on the simplified calculation of expected term, described in SAB 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company’s historical grants. The expected term for stock options granted during the three months ended March 31, 2005 was based on historical employee exercise patterns.  Shares issued under the Employee Stock Purchase Plan are issued approximately six months subsequent to the Enrollment Date.

8. Tender Offer for Exchange of Outstanding Employee Stock Options

          On February 27, 2006, we announced a tender offer for the exchange of employee stock options currently outstanding, that were all issued at exercise prices that are greater than the current fair market value of our common stock, for new options which were issued at the approximate fair market value of our common stock.  The fair market value of our common stock was $1.67, as determined based on the average of the closing prices as reported by the Nasdaq National Market for the 18 consecutive trading days ending immediately prior to March 28, 2006, the grant date. Under the terms of the tender offer 2,028,283 options were surrendered by employees, having a weighted average exercise price of $4.08 in exchange for  1,876,947 options all with an exercise price of $1.67.  The new options will vest over a two year period, with 25% of the options vesting six months after the grant date and 4.167% vesting each month over the subsequent eighteen months.  The new options will have a five year term.  The purpose of this exchange offer was to provide an effective long-term incentive compensation program to our employees.

          Under the terms of the exchange offer employees residing in the United States, except for our Chief Executive Officer, Mr. Richardson, Vice President of Engineering, Mr. Dix, and Vice President of Operations and Chief Financial Officer, Mr. Schradle, were eligible to surrender their existing options, pursuant to the accelerated vesting that was approved by our Board of Director’s in December 2005, for an equivalent number of new options.  Our Chief Executive Officer, Mr. Richardson, participated in this offer but under the terms of the offer he surrendered 1.3 of his existing options for each new option granted.  Mr. Richardson surrendered all of his eligible options, a total of 510,000 options with a weighted average exercise price of $3.52 for 392,306 new options all with an exercise price of $1.67. In addition, Mr. Richardson retained 60,000 options that were granted to him for his service as a member of our Board of Director’s and were not eligible for exchange under this tender offer.  Our Vice President of Engineering, Mr. Dix, and Vice President of Operations and Chief Financial Officer, Mr. Schradle, also participated in this offer but under the terms of the offer they surrendered 1.1 of their existing options for each new option granted. Mr. Dix surrendered 125,000 of his existing options with a weighted average exercise price of $3.60 in exchange for 113,634 new options, all with an exercise price of $1.67.  Mr. Dix retained 128,200 of his existing options with a weighted average exercise price of $2.60.  Mr. Schradle surrendered 245,000 of his existing options with a weighted average exercise price of $4.86 in exchange for 222,724 of new options, all with an exercise price of $1.67.  Our Vice President of Worldwide Sales and Applications, Mr. Moore, surrendered 70,000 of his existing options with a weighted average exercise price of $4.32 in exchange for 70,000 new options, all with an exercise price of $1.67.  Mr. Moore retained 30,000 of his existing options with a weighted average exercise price of $2.69.  Our Vice President of Business Development, Mr. Manno, surrendered 145,000 of his existing options with a weighted average exercise price of $2.57 in exchange for 145,000 new options, all with an exercise price of $1.67.

          We used the Black-Scholes valuation model to estimate the value of new options granted and the value of existing options surrendered under this exchange program.  It should be noted that the Black-Scholes valuation model is intended for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable, which differs significantly from the terms of both the new options and the surrendered options. In addition, it should be noted that options valuation models, such as Black-Scholes, require the input of highly subjective assumptions, including the expected stock price volatility and the expected life of the options before exercise, which greatly affect the calculated grant date fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The statements in this report or incorporated by reference that are not historical are forward-looking statements and include, without limitation, statements under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Terms such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or similar expressions are intended to identify forward-looking statements.

          These forward-looking statements include, but are not limited to, statements regarding: our critical accounting policies, the volume and timing of the shipments of our wireless products, our expectation that average selling prices will continue to decline, our wireless products gross margin, our expectation that our operating results will continue to fluctuate, reliance on period-to-period comparison of our operating results, our dependency on sales of digital cordless phone and network equipment manufacturers, our expectation that we will incur losses in the future, manufacturing overhead costs, our beliefs regarding deferred tax assets, including our beliefs that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance, our expectation that international revenue will account for the substantial majority of our total net revenue for the foreseeable future, our intention to expend significant resources in the development of new products during the foreseeable future, our expectation that our research and development costs will decrease in the coming quarters, our expectations regarding trade payables and accrued liability balances, our expectation that we will be able to provide for these expenditures without any additional sources of financing and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment and provide adequate working capital for the next 12 months, our dependency on key customers and distributors, our intention to develop and market new products and to sell these products at higher prices, benefits of and our plans to continue using outside foundries, our dependency on key personnel, the effect of recent accounting pronouncement on our financial condition and operating results, our internal controls, expenses related to complying with the Sarbanes-Oxley Act and our disclosure controls and procedures..

          Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under Part II, Item 1A“Risk Factors.”

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

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Micro Linear’s Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. They include those regarding (1) revenue recognition, (2) estimating accrued liabilities and allowance for doubtful accounts, (3) inventory and related allowance for obsolete and excess inventory, (4) accounting for income taxes, (5) valuation of long-lived assets, and (6) stock-based compensation costs.

          The critical accounting policies are described in Item 7A, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 1, 2006 and have not changed materially as of March 31, 2006 with the exception of the following:

Stock-based Compensation

          Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results.  Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.  Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

          Determining the appropriate fair value model and calculated the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 7 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Overview

          Micro Linear Corporation is a fabless semiconductor company specializing in wireless integrated circuit solutions, which are used in a variety of wireless products serving global markets. These transceivers are used in many streaming wireless applications, such as cordless phones, Personal Handyphone Systems, or PHS, handsets, wireless speakers, security cameras, game controllers, cordless headsets and other personal electronic appliances. Headquartered in San Jose, California, our products are available through our authorized representatives and distributors worldwide.

          Micro Linear was founded in 1983, and until 2000 we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. In 2005, we completed the development of a transceiver for use in PHS products. We began initial shipments of this transceiver in the second quarter of 2005. Shipments of PHS transceivers were not significant in comparison to total shipments in the first quarter of 2006.  Wireless product revenue represented 80% of total net revenue for the first quarter of 2006 compared to 74% of total net revenue for the first quarter of 2005.

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

Results of Operations

          The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended March 31

	2006		2005

		% of Net Revenue		% of Net Revenue

	($ in thousands)
Net revenue
Wireless	$4,210	80.3%	$3,145	74.1%
Networking	1,036	19.7	1,102	25.9

Total net revenue	5,246	100.0	4,247	100.0
Cost of goods sold	2,341	44.6	2,044	48.1

Gross margin	2,905	55.4	2,203	51.9
Operating expenses:
Research and development	1,652	31.5	2,197	51.7
Selling, general and administrative	1,465	27.9	1,606	37.8

Total operating expenses	3,117	59.4	3,803	89.5

Loss from operations	(212)	(4.0)	(1,600)	(37.7)
Interest and other income	120	2.3	93	2.2
Interest and other expense	(1)	(0.1)	(4)	(0.9)

Loss before income taxes	(93)	(1.8)	(1,511)	(35.6)
Provision for taxes	2	0.4	1	0.2

Net loss	$(95)	(1.8)%	$(1,512)	(35.6)%

Net Revenue

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
Wireless	$4,210	33.9%	$3,145
Networking	1,036	(6.0)%	1,102

Total	$5,246	23.5%	$4,247

          Our wireless product line consists mainly of RF transceivers in the 5.8GHz, 2.4 GHz, and 900MHz frequency bands as well as transceivers designed for use by PHS handset manufacturers. Our transceivers are used in a variety of applications, including digital cordless telephones, PHS handsets, and wireless speakers and headphones. Our networking product line consists mainly of media conversion products that enable implementation of cost effective fiber to the home, or FTTH, systems.

          Net revenue during the first quarter of 2006 increased $1.0 million from the comparable first quarter of 2005. Revenue from wireless products, consisting mostly of digital cordless telephone transceivers, increased approximately $1.1 million and revenue from networking products decreased approximately $0.1 million from the comparable first quarter of 2005.  Our 2006 first quarter revenue was the highest first quarter revenue for Micro Linear since the year 2002.  Unit shipments increased 77% during the first quarter of 2006, as compared to the first quarter of 2005, while average selling prices declined by 28%.

          Despite a decrease in average selling prices by 26%, our wireless product revenues increased 34%.  This increase was primarily driven by increases in sales of our 5.8 GHz digital cordless telephone transceiver to Uniden Corporation and sales of our 900MHz transceivers to Giant Electronics, Ltd., a subcontractor for Plantronics Corporation. While we expect that overall unit shipments of our wireless products in 2006 will remain significantly above the levels achieved in 2005, we also expect that there will be a continued decline of our average selling prices driven mainly from the continued erosion in selling prices of our maturing wireless products.

          Sales of PHS transceivers were not significant in the first quarter of 2006, as we continue to experience longer than expected sales cycle for our first generation PHS transceivers. While we have achieved some design wins for these transceivers, the manufacturing volumes of the PHS handsets that our end-customers are using them in have been small. A small number of additional PHS manufacturers are continuing to evaluate ML1900, however, some potential customers have made the decision to defer utilizing our first generation PHS products because they do not meet such manufacturers’ performance criteria.  Some have decided to wait and evaluate our second generation transceiver, the ML1905 when and if it becomes available, while others have chosen products offered by our competitors. We are expecting to deliver sample platforms of the ML1905 in the second quarter of 2006 and to have production devices available for production shipment in the second half of 2006.  While we expect to see some volume shipments of our PHS transceivers during 2006, and remain encouraged by the PHS market opportunity for Micro Linear, there can be no assurance when or if our PHS transceivers will begin shipping in significant volumes.

          Sales of our networking products were $1.0 million for the first quarter of 2006, down from $1.1 million in the comparable first quarter of 2005.  Unit shipments of our networking products decreased 19% as compared to the year-ago quarter.  The decrease in revenue and unit shipments from the year-ago quarter was due to lower demand for certain of our networking products which have approached end-of-life.  This decrease in shipment volumes was substantially offset by a 16% increase in average selling prices due to a shift in product mix.

          International revenue for the first quarter of 2006 totaled $5.0 million, or 96% of net revenue compared to $4.0 million, or 94% for the first quarter of 2005. Domestic revenue was approximately 4% of net revenue for the first three months of 2006 and 6% of net revenue for the first three months of 2005. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

          In the first quarter of 2006 and the comparable period of 2005 sales to Uniden Corporation and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics Inc., each accounted for more than 10% of our net revenue.

Gross Margin

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
Gross Margin	$2,905	31.9%	$2,203
%	55%		52%

          Gross margin is affected by the unit volume of product shipments, selling prices, product mix, manufacturing subcontract costs, manufacturing utilization, product yields and manufacturing overhead costs. It is also periodically affected by costs incurred in connection with start-up and installation of new processes technologies at outside manufacturing foundries and test subcontractors. Gross margin is also affected by increases in inventory provisions required for excess and obsolete inventories, as well as sales of excess or obsolete inventories in which reserves have been provided.  Inventory write-downs involve significant estimation.  Actual results could be different from these estimates, which could result in either additional charges in future periods and reduction of gross margins, or benefits from sale of previously written down inventory and increases in gross margin.

          Our overall gross margin percentage for the first quarter of 2006 increased to 55% from 52% in the comparable first quarter of 2005. Direct product costs increased 7% in relation to revenue during the first quarter of 2006 but this increase was offset by a decrease in manufacturing overhead expenses of 10%, in relation to revenue. This reduction in manufacturing overhead stemmed mainly from headcount reductions.  We also implemented SFAS No. 123(R) on January 2, 2006.  During the first quarter of 2006, stock option compensation expense included in product costs in accordance with the provisions of SFAS No 123(R) was not significant. Manufacturing overhead expenses in the first quarter of 2005 included approximately $0.2 million in non-recurring employee severance costs and we realized cost savings of approximately $0.2 million in the first quarter of 2006 from the elimination of several manufacturing positions during fiscal 2005.  As a result of eliminating these positions we expect that the manufacturing overhead rate will remain lower in fiscal 2006 than the overhead rate we experienced in fiscal 2005.

          Gross margin for our wireless products was 50% for the first quarter of 2006 as compared to 45% for the first quarter of 2005. Average selling prices of our wireless products decreased 26% in the first quarter of 2006, as compared to the first quarter of 2005, but were offset by a 19% decrease in direct product costs.  Excluding the manufacturing overhead savings discussed above, wireless product margins decreased 5% as a percentage of revenue during the first quarter of 2006 compared to the first quarter of 2005. We expect to see deterioration in wireless product gross margins in fiscal 2006, from the first quarter levels, as the average selling prices of our maturing wireless products decrease.

          Gross margin for our networking products was 76% for the first quarter of 2006 up from 70% for the first quarter of 2005. The average selling prices for our networking products in the first quarter of 2006 increased 16% and direct product costs increased 74% from the comparable first quarter of 2005 due to shifts in product mix, which included a higher percentage of our lower margin media converter products.   Excluding the manufacturing overhead savings discussed above, networking product margins decreased 7% as a percentage of revenue during the first quarter of 2006 compared to the first quarter of 2005.

          During the first quarter of 2006 we sold approximately $46,000 of excess product inventory that was previously written off and recognized charges for approximately $20,000 to provide reserves for additional excess inventories. During the first quarter of 2005 we sold approximately $41,000 of excess product inventory that was previously written off and recognized charges for approximately $46,000 to provide reserves for additional excess inventories. Sales of these previously written off products are recognized at 100% margin.

Research and Development Expenses (R&D)

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
R&D	$1,652	(24.8)%	$2,197

          Research and development expenses include costs associated with the definition, design and development of new products. These expenses are comprised primarily of compensation and associated costs related to development personnel, computer-aided design software expense, prototype costs, depreciation and amortization expense, and allocated occupancy costs for this function.

          We expense wafers and production mask sets related to new products as research and development costs until products based on new designs are fully characterized, support published data sheets and satisfy reliability tests.

          Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses decreased $0.5 million in the first quarter of 2006 as compared to the first quarter of 2005 due mainly from a decrease in employee related expenses resulting from the elimination of approximately nine development positions during the fourth quarter of 2005. In addition, we implemented SFAS No. 123(R) on January 2, 2006 and during the three months ended March 31, 2006, stock option compensation expense included in research and development expenses was approximately $14,000.

          We intend to expend significant resources in the development of new products during the foreseeable future. However, we expect that research and development expense will continue to run at a lower rate than experienced in 2005 due mainly to headcount reductions and other cost savings that were implemented during the fourth quarter of 2005.

Selling, General and Administrative Expenses (SG&A)

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
SG&A	$1,465	(8.8)%	$1,606

          Selling, general and administrative expenses consist primarily of compensation and associated costs relating to sales, marketing and administrative personnel, consulting costs, commissions paid to our worldwide sales representatives, travel costs, legal and auditing costs, insurance costs, and allocated occupancy costs for these functions.

          SG&A expense decreased $0.1 million in the first quarter of 2006 as compared to the first quarter of 2005.  During the first quarter of 2006 we completed a tender offer for the re-pricing of employee stock options and incurred additional consulting and legal costs related to this effort of approximately $0.2 million.  In addition, we implemented SFAS No. 123(R) on January 2, 2006 and during the three months ended March 31, 2006, stock option compensation expense was approximately $59,000. The increase in these costs were offset by a reduction in expenses due to the postponement of our project for implementation of Section 404 of the Sarbanes-Oxley Act and by a reduction in travel related expenses.

Interest and Other Income and Interest and Other Expense

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
Interest and other income	$120	29.0%	$93
Interest and other expense	$(1)	75.0%	$(4)

          The increase in interest and other income for the first three of 2006, as compared to the first three months of 2005, was primarily due to higher short-term interest rates in 2006. Interest and other expense consists mainly of minor foreign currency fluctuations for our branch office in Japan for the first three months of 2006 and 2005.

Provision for Income Taxes

	Three months ended March 31, 2006	% Change 2005 to 2006	Three months ended March 31, 2005

	($ in thousands)
Provision for income taxes	$2	100%	$1

          The provision for income taxes for the three months ended March 31, 2006 and for the comparable period of 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan.  We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months March 31, 2006 was 2.2% and the effective tax rate for the three months ended March 31, 2005 was 0.07%.

Liquidity and Capital Resources

	For the Three Months Ended March 31,

	2006	2005

	(in thousands)
Net cash provided by (used in) operating activities	$351	$(224)
Net cash provided by (used in) investing activities	1,560	(442)
Net cash provided by financing activities	—	21

Net increase (decrease) in cash and cash equivalents	$1,911	$(645)

          Net cash provided by operating activities during the first three months of 2006 was primarily due to the decrease in our inventories of $0.4 million and an increase of $0.6 million increase in our trade payables. These were offset by our net operating loss of $95,000 and decreases in deferred revenue and other accrued liabilities of $0.4 million and $0.2 million respectively.  The $95,000 net loss for the three months ended March 31, 2006 included $74,000 of non-cash stock-based compensation expense recognized in accordance with the provisions of SFAS No. 123(R), which was adopted on January 2, 2006. Non-cash depreciation and amortization charges were $0.1 million for the first three months of 2006 and for the comparable period of 2005. Other major uses of cash during the first three months were operating expenses and our cost of manufacturing products. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses. Net cash used in operating activities during the first three months of 2005 was mainly due to our net operating loss of $1.5 million which was offset by an increase in total liabilities of $1.3 million.

          Net cash provided by investing activities during the first three months of 2006 was primarily due to net sales and maturities of short-term investments of $1.5 million. We had no major purchases of capital equipment during the first quarter of 2006 and we anticipate that we will be able to provide for ongoing capital expenditures over the next twelve months without the need to secure additional sources of financing.  Net cash used in investing activities during the first three months of 2005 was primarily due to net purchases of short-term investments of $0.3 million and purchases of capital  equipment of $0.2 million.

          Net cash provided by financing activities consists mainly of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Proceeds from stock option exercises were zero for the first three months of 2006 and $21,000 for the comparable period of 2005.

          Working capital was $12.5 million as of March 31, 2006 and December 31, 2005. Working capital at March 31, 2006 includes cash and cash equivalents of $9.5 million and short-term investments of $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          As of March 31, 2006, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% as of March 31, 2006, the decline in the fair value of the portfolio would not be material.

Foreign Currency Exchange Risk

          We have international facilities and are, therefore, subject to foreign currency rate exposure. We limit our foreign currency risks principally by maintaining minimal foreign currency balances. Since our exposure related to exchange rate volatility has not been significant, we do not currently hedge this exposure.

Item 4. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls are designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

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

          We must be able to adjust to changing market conditions quickly and cost-effectively to compete successfully. Furthermore, we must introduce new products in a timely manner, and achieve market acceptance for these products. If we do not accurately predict our customers’ or potential customers’ requirements or if the products we design do not meet these requirements, or the performance criteria required by our customers or potential customers, our sales may suffer and we may not generate sufficient revenue to offset the costs incurred with developing such products. For example, we have experienced a longer than expected sales cycle for our new PHS products as our first generation PHS products did not meet the performance criteria of certain potential customers. As a result, these customers have deferred utilizing our first generation products and will evaluate our second generation transceiver, the ML1905, when and if it becomes available.  In addition, our customers’ products that incorporate our products must be introduced in a timely manner and achieve market acceptance. If we, or our customers, fail to develop and introduce new products successfully, our business and operating results would suffer.

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

          We have incurred quarterly net losses from June 2000 through March 2006, except for a profit in the third quarter of 2002, which was attributable to an income tax refund, and a net profit for the third quarter of 2004, which occurred from the sale of our land and buildings. Because of those losses, we had an accumulated deficit of $30.3 million as of March 31, 2006.

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

          During the past few years, new orders slowed, customers cancelled or placed holds on existing orders, and new order levels fluctuated, due to developments in the general economy and capital markets. This situation could recur in the future. Because the majority of our revenue comes from sales to a few customers, a delay in orders from one customer could have a significant negative effect on future revenue.

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

          A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 92% of net revenue for the three months ended March 31, 2006, and approximately 88% net revenue for the comparable period in 2005. Two customers, Uniden Corporation and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics, Inc., together accounted for 68% of our net revenue for the first quarter of 2006. Sales to domestic distributors accounted for approximately 3% net revenue for both the three months ended March 31, 2006, and comparable period in 2005. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

          Sales to customers outside of the United States represented 96% of net revenue for the three months ended March 31, 2006, and 94% net revenue for the comparable period in 2005. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

          Our sales are made on the basis of individual purchase orders rather than long-term purchase commitments. We regularly request indications from customers as to their future plans and requirements, to ensure that we will be prepared to meet production demand for our products. However, we may not receive anticipated purchase orders for our products. We must be able to effectively manage the expenses and inventory risks associated with meeting potential demand. If we fail to meet customers’ supply expectations, we may lose business from such customers. If we expend resources and purchase materials, or enter into commitments to acquire materials and manufacture products, and customers do not purchase these products, we may be required to write off excess inventory in accordance with our inventory policy, which could harm and our business and operating results.

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

          Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2006 and March 31, 2006 our stock price has traded as high as $2.08 on March 21, 2006 and as low as $1.46 on March 1, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

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

Compliance with the laws and regulations affecting public companies may cause us to incur increased costs.

          The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and NASDAQ, could cause us to incur increased costs as we evaluate the implications of these rules and respond to these requirements. These rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

          We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that required us, in the first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. We are not required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act until 2007.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1#

Micro Linear Corporation Amended & Restated 1994 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006).

10.2#

Micro Linear Corporation Amended & Restated 1998 Nonstatutory Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006).

10.3	International Distributor Agreement dated November 30, 2004 between the Registrant and Clavis, a division of Macnica, Inc.

10.4	Addendum to Distribution Agreement dated December 5, 2005 between the Registrant and Clavis, a division of Macnica, Inc.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

#	Denotes a management contract or compensatory plan or arrangement.

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

MICRO LINEAR CORPORATION

Date: May 17, 2006	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2006	By	/s/ MICHAEL W. SCHRADLE

Michael W. Schradle
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1#

Micro Linear Corporation Amended & Restated 1994 Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006).

10.2#

Micro Linear Corporation Amended & Restated 1998 Nonstatutory Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006).

10.3	International Distributor Agreement dated November 30, 2004 between the Registrant and Clavis, a division of Macnica, Inc.

10.4	Addendum to Distribution Agreement dated December 5, 2005 between the Registrant and Clavis, a division of Macnica, Inc.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer.

#	Denotes a management contract or compensatory plan or arrangement.

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