Form 10-Q
period 2006-07-02
MICRO LINEAR CORP /CA/
filed 2006-08-16
CIK 875359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended July 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 000-24758

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2006, net of shares held in treasury, was 12,995,517.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,432	$7,637
Short-term investments	1,753	3,500
Accounts receivable, net of allowance for doubtful accounts of $89 at June 30, 2006 and $97 at December 31, 2005	3,365	2,638
Inventories	1,632	1,927
Other current assets	180	297

Total current assets	17,362	15,999
Property and equipment, net	277	410
Other assets	17	17

Total assets	$17,656	$16,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,655	$1,269
Accrued compensation and benefits	661	625
Deferred revenue	438	991
Other accrued liabilities	412	664

Total current liabilities	4,166	3,549
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	63,560	63,281
Accumulated deficit	(29,849)	(30,183)
Accumulated other comprehensive loss	(4)	(4)
Treasury stock	(20,233)	(20,233)

Total stockholders’ equity	13,490	12,877

Total liabilities and stockholders’ equity	$17,656	$16,426

See accompanying notes to unaudited condensed consolidated financial statements.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,

	2006	2005	2006	2005

Net revenue	$6,633	$5,964	$11,878	$10,210
Cost of goods sold	3,249	2,330	5,589	4,373

Gross margin	3,384	3,634	6,289	5,837

Operating expenses:
Research and development	1,480	2,467	3,132	4,663
Selling, general and administrative	1,605	2,112	3,070	3,718

Total operating expenses	3,085	4,579	6,202	8,381

Income (loss) from operations	299	(945)	87	(2,544)
Interest and other income	135	103	255	196
Interest and other expense	(1)	(2)	(2)	(7)

Income (loss) before income taxes	433	(844)	340	(2,355)
Provision for income taxes	4	6	6	7

Net income (loss)*	$429	$(850)	$334	$(2,362)

Income (loss) per share:
Basic	$0.03	$(0.07)	$0.03	$(0.19)

Diluted	$0.03	$(0.07)	$0.03	$(0.19)

Weighted average shares used in per share computation
Basic	12,991	12,589	12,990	12,524

Diluted	13,433	12,589	13,080	12,524

See accompanying notes to unaudited condensed consolidated financial statements.

          * Net income (loss) for the three months ended June 30, 2006 and 2005 includes $197,000 and $115,000, respectively of stock-based compensation costs.  Net income (loss) for the six months ended June 30, 2006 and 2005 includes $271,000 and $142,000 respectively of stock-based compensation costs.

MICRO LINEAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED June 30,

	2006	2005

Operating activities:
Net income (loss)	$334	$(2,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141	149
Non-cash stock based compensation	271	142
Reduction of doubtful accounts receivable	(8)	(11)
Provision for excess inventory	54	101
Changes in assets and liabilities:
Accounts receivable	(719)	(786)
Inventories	241	(850)
Other current assets	117	(88)
Accounts payable	1,386	1,003
Accrued compensation and benefits, and other accrued liabilities	(216)	266
Deferred revenue	(553)	(186)

Net cash provided by (used in) operating activities	1,048	(2,622)

Investing activities:
Purchases of property and equipment	(8)	(221)
Purchases of short-term investments	(421)	(4,192)
Proceeds from sales and maturities of short-term investments	2,168	3,681

Net cash provided by (used in) investing activities	1,739	(732)

Financing activities:
Proceeds from exercise of stock options	8	1,005

Net cash provided by financing activities	8	1,005

Net increase (decrease) in cash and cash equivalents	2,795	(2,349)
Cash and cash equivalents at beginning of period	7,637	10,920

Cash and cash equivalents at end of period	$10,432	$8,571

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

Fiscal Year

          We report results of operations on the basis of fifty-two or fifty-three week periods, ending on the Sunday closest to December 31. The second quarter of 2006 ended on July 2, 2006, the fiscal year 2005 ended on January 1, 2006, and the second quarter of 2005 ended on July 3, 2005. For presentation purposes, the accompanying financial statements refer to the calendar year end and month end of each respective period.

Principles of Consolidation

          The consolidated financial statements include the accounts of Micro Linear Corporation and our wholly-owned subsidiary in the United Kingdom. All significant inter-company accounts and transactions have been eliminated.

          The Company has designated the U.S. dollar as the functional currency for its United Kingdom subsidiary since that subsidiary is dependent on the parent company’s economic environment. The gains and losses resulting from the transactions of the United Kingdom subsidiary are recorded as other income and expense. For the second quarter of 2006 and 2005, transaction gains and losses were not significant.

Basis of Presentation

          The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position, results of operations, and cash flows for the periods presented. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended January 1, 2006, filed with the Securities and Exchange Commission (“SEC”) on April 3, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA.

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

2. Financial Statement Details

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Work-in-process	$1,053	$614
Finished goods	372	745
Inventory held by distributors	207	568

Total inventories	$1,632	$1,927

Provision for Income Taxes

          The provision for income taxes for the three months and six months ended June 30, 2006 and for the comparable periods of 2005 consists mainly of state taxes and taxes incurred by our branch office in Japan.  We do not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2006 and 2005 was 0.9% and 0.7% and the effective tax rate for the six months ended June 30, 2006 and 2005 was 1.8% and 0.3% respectively.

Comprehensive Income (Loss)

          For the three and six months ended June 30, 2006 and 2005, comprehensive income (loss), which consists of the net income (loss) for the periods and unrealized gain or loss on short-term marketable securities, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$429	$(850)	$334	$(2,362)
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net	2	2	—	3

Comprehensive income (loss)	$431	$(848)	$334	$(2,359)

3. Operations by Geographic Regions

The following is a summary of revenue by geographical regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net revenue:
United States	$376	$192	$572	$456
Japan	3,556	2,799	6,170	5,000
Hong Kong	2,469	2,126	4,427	3,420
Other Asia	66	530	140	587
Canada	3	—	3	86
Europe	163	317	566	661

Total net revenue	$6,633	$5,964	$11,878	$10,210

4. Restructuring Charges

          In the second quarter of 2004 we provided $0.2 million for our remaining lease obligations, net of expected sublease payments, on our Utah facility, which we vacated in the first quarter of 2004 when we entered into a sublease agreement for these premises. As of June 30, 2006, the remaining balance of our restructuring reserve relates to our continuing obligations for costs of the Utah facility in excess of expected sublease payments (in thousands):

Balance December 31, 2005	$73
Cash payments	(20)

Balance June 30, 2006	$53

5.  Stockholders’ Equity

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

          In May 1997, the Board of Directors and stockholders approved an amendment to the 1991 Plan to provide for an annual increase in the number of shares of common stock reserved for issuance under the Plan equal to 4% of fully diluted shares for a two-year period commencing on January 1, 1998. The number of shares reserved increased by 588,720 and 575,885 in fiscal years 1999 and 1998, respectively. At the Annual Meeting of Stockholders on August 9, 2001, stockholders approved an amendment to the 1991 Plan to extend the term of the plan by ten years, to May 22, 2011. We have reserved 5,028,605 shares for issuance under the terms of the 1991 Plan at June 30, 2006.

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

          In January 1999, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 600,000 to 1,000,000 shares. In February 2000, the Board of Directors amended the 1998 Plan and approved an increase in the shares reserved for option grants under the 1998 Plan from 1,000,000 to 1,500,000 shares. Between May and July of 2002, the Board of Directors amended the 1998 Plan and approved increases in the shares reserved for option grants under the 1998 Plan totaling 565,794 shares. We have reserved 2,065,794 shares for issuance under the terms of the 1998 Plan at June 30, 2006.

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

          On February 27, 2006, we announced a tender offer for the exchange of employee stock options currently outstanding, which were all issued at exercise prices that were greater than the fair market value of our common stock on the date of the announcement of the exchange offer, for new options that were to be issued at the approximate fair market value of our common stock on the date the exchange offer closed (“Grant Date”).  The fair market value of our common stock was $1.67, as determined based on the average of the closing prices as reported by the Nasdaq Global Market for the 18 consecutive trading days ending immediately prior to March 28, 2006, the Grant Date. Under the terms of the tender offer 2,028,283 options were surrendered by employees, having a weighted average exercise price of $4.08 in exchange for 1,876,947 options all with an exercise price of $1.67.  The new options vest over a two year period, with 25% of the options vesting six months after the grant date and 4.167% vesting each month over the subsequent eighteen months.  The new options have a five year term.  The purpose of this exchange offer was to provide an effective long-term incentive compensation program to our employees.

          Activity and price information regarding the 1991 and 1998 Plans are as follows:

		Outstanding Options

	Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2005	1,401,392	3,258,173	$4.25
Options granted	(1,876,947)	1,876,947	1.67
Options forfeited	2,578,037	(2,578,037)	4.23

Balance at March 31, 2006	2,102,482	2,557,083	2.61
Options granted	(176,000)	176,000	2.31
Options forfeited	38,000	(38,000)	5.92

Balance at June 30, 2006	1,964,482	2,695,083	2.32

     Director Stock Option Plan

          The Director Stock Option Plan (the “Director Plan”) was adopted by stockholders in October 1994. Under the Director Plan, we initially reserved 80,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The Director Plan initially provided that each person who was an outside director on October 13, 1994, and each outside director who would subsequently become a member of the Board of Directors, was to be automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director, whether through election by the stockholders or appointment by the Board of Directors to fill a vacancy. In addition, each outside director was to automatically receive a nonstatutory option to purchase 7,000 shares of common stock upon such director’s annual re-election to the Board, provided the director ha d been a member of the Board of Directors for at least six months upon the date of re-election.

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

          On May 23, 2005, the Board of Directors approved an amendment to the Director Plan to provide for the acceleration of all unvested options granted to directors thereunder in the event of a change of control of the Company. It also approved a resolution to amend all option grants to non-employee members of the Board of Directors pursuant to the Director Plan and the 1998 Plan to provide for full acceleration of all remaining options in the event of a change in control. The Director Plan expired on August 2, 2004.

          Option activity under the Director Plan is as follows:

		Options Outstanding

	Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2005 and June 30, 2006	—	232,000	$5.19

          Information regarding the weighted average contractual terms, exercise prices and intrinsic value for options outstanding under all of the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Options outstanding	2,927,083	5.23	$2.55	$1,389
Options fully vested and options expected to vest	2,820,616	5.24	$2.57	$1,320
Options exercisable	828,369	5.92	4.16	10

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $2.40 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 81,503.

          On March 28, 2006 we completed a repricing of the employee stock options pursuant to a tender offer announced on February 27, 2006.  In accordance with the tender offer we issued approximately 1.9 million new options in exchange for the surrender of approximately 2.0 million outstanding options.  The fair value of each new stock option granted was $0.99, as determined utilizing a Black-Scholes model pursuant to the guidance provided by Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) .  As required by SFAS No. 123(R) we determined the Black-Scholes fair value of the new options granted as well as the current fair value of the outstanding options surrendered to calculate the incremental fair value of the options.  The incremental value of the new options issued was $0.4 million and will be amortized over the two year vesting period of the new options.

          On May 2, 2006, stock option grants totaling 176,000 shares were awarded as follows:  50,000 to employees, 6,000 to consultants and 120,000 to members of the Board of Directors.  There were no stock option exercises during the three month period ended June 30, 2006.

     Employee Stock Purchase Plan

          We adopted our current Employee Stock Purchase Plan (the “1998 Purchase Plan”) in September 1998. An aggregate of 200,000 shares of common stock were initially reserved for issuance under the 1998 Purchase Plan. The 1998 Purchase Plan provides that all employees may purchase common stock on specified dates via payroll deductions, at 85% of its fair market value on the Enrollment Date or approximately six months later at the Exercise Date, whichever is lower. The 1998 Purchase Plan provides for an annual increase in the shares available for purchase equal to a) the lesser of the number of shares of Common Stock repurchased by Micro Linear during the prior year or b) the number of shares of Common Stock issued under the Plan in the prior year, or c) a lesser amount determined by the Board. The compensation cost in connection with the plan for the three months and six months ended June 30, 2006 was approximately $2,000 and $3,000, respectively.  As of June 30, 2006, there were 96,077 shares available for purchase under the 1998 Purchase Plan.

6. Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of all potentially dilutive common stock outstanding during the period. Diluted earnings (loss) per share excludes potential common stock if the effect is anti-dilutive. We compute diluted earnings (loss) per share using the treasury stock method for stock options outstanding.  The dilutive effect of outstanding options is reflected in diluted earnings (loss) per share by application of the treasury stock method, which includes consideration of unrecognized stock-based compensation as required by SFAS No. 123(R).

          A total of 1,069,184 and 4,305,160 shares of potential common stock related to stock options were not included in the dilutive net income (loss) per share calculation for the three months ended June 30, 2006 and 2005, respectively, because their effect would be anti-dilutive.  A total of 2,175,320 and 4,305,160 shares of potential common stock related to stock options were not included in the dilutive net income (loss) per share calculation for the six months ended June 30, 2006 and 2005, respectively, because their effect would be anti-dilutive.

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

Prior to the adoption of SFAS No. 123(R)

           Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”

          The pro-forma information for the three and six months ended June 30, 2005 was as follows:

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005

Net loss, as reported	$(850)	$(2,362)
Add: Stock-based employee compensation expense reported in net loss, net of related tax effects	88	88
Deduct: Stock-based compensation expense determined under fair value based method for employee awards, net of related tax effects	(357)	(581)

Pro forma net loss	$(1,119)	$(2,855)

Pro forma net loss per share:
Basic and diluted	$(0.09)	$(0.23)
Reported net loss per share:
Basic and diluted	$(0.07)	$(0.19)

          Total stock-based compensation for the three and six months ended June 30, 2005 was $142,000, including $88,000 related to the accelerated vesting of stock options held by two employees of Micro Linear who left the company during 2005, and $54,000 related to options held by non-employees.

Impact of the adoption of SFAS No. 123(R)

          Micro Linear elected to adopt the modified prospective application method as provided by SFAS No. 123(R).  Accordingly, during the three and six months ended June 30, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123.  Previously reported amounts have not been revised.  For the three months ended June 30, 2006, we recorded stock-based compensation costs of $197,000, or $0.01 per dilutive share.  For the six months ended June 30, 2006, we recorded stock-based compensation costs of $271,000, or $0.02 per dilutive share.

          As of June 30, 2006, the unrecorded deferred stock-based compensation expense related to stock options was $0.9 million and will be recognized over an estimated weighted average amortization period of 0.85 years.

          With the adoption of SFAS No. 123(R) on January 2, 2006, we began to capitalize a portion of stock-based compensation as inventory.  The effect of this adoption on inventory as of June 30, 2006 and on cost of goods sold for the three and six months ended June 30, 2006 was not significant.

     Valuation Assumptions

          We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123).  The fair value of each option grant issued subsequent to the adoption of SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach.

          The weighted average estimated fair values of shares issued under the Employee Stock Purchase Plan for the six months ended June 30, 2006 and 2005 were $0.58 and $1.44 respectively.  The weighted average fair values at the grant date of options granted under the employee and directors’ stock option plans for the three months ended June 30, 2006 and 2005 were $1.40 and $1.59, respectively.  The weighted average fair values at the grant date of options granted under the employee and directors’ stock option plans for the six months ended June 30, 2006 and 2005 were $0.33 and $1.53, respectively.

          The following weighted-average assumptions were used for options granted during the three and six months ended June 30, 2006 and June 30, 2005:

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Stock option plan:
Expected stock price volatility	65%	44%	65%	46%
Risk free interest rate	4.80%	3.62%	4.80%	3.60%
Dividend yield	—	—	—	—
Expected term (in years)	2.88	2.93	3.02	2.60
Stock purchase plan:
Expected stock price volatility	60%	51%	60%	51%
Risk free interest rate	4.83%	2.88%	4.83%	2.88%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5

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

          The expected term of employee stock options under our employee and director stock option plans represents the weighted-average period the stock options are expected to remain outstanding.  The expected term for stock options granted during the three months and six months ended June 30, 2006 was estimated based on the simplified calculation of expected term, described in SAB No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company’s historical grants. The expected term for stock options granted during the three and six months ended June 30, 2005 was based on historical employee exercise patterns.   Shares issued under the Employee Stock Purchase Plan are issued approximately six months subsequent to the Enrollment Date.

8. Tender Offer for Exchange of Outstanding Employee Stock Options

          On February 27, 2006, we announced a tender offer for the exchange of employee stock options currently outstanding, which were all issued at exercise prices that were greater than the fair market value of our common stock on the date of the announcement of the exchange offer, for new options that were to be issued at the approximate fair market value of our common stock on the date the exchange offer closed (“Grant Date”).  The fair market value of our common stock was $1.67, as determined based on the average of the closing prices as reported by the Nasdaq Global Market for the 18 consecutive trading days ending immediately prior to March 28, 2006, the Grant Date. Under the terms of the tender offer 2,028,283 options were surrendered by employees, having a weighted average exercise price of $4.08 in exchange for 1,876,947 options all with an exercise price of $1.67.  The new options vest over a two year period, with 25% of the options vesting six months after the grant date and 4.167% vesting each month over the subsequent eighteen months.  The new options have a five year term.  The purpose of this exchange offer was to provide an effective long-term incentive compensation program to our employees.

          Under the terms of the exchange offer employees residing in the United States, except for our Chief Executive Officer, Mr. Richardson, Vice President of Engineering, Mr. Dix, and Vice President of Operations and Chief Financial Officer, Mr. Schradle, were eligible to surrender their existing options, which were fully vested pursuant to the accelerated vesting that was approved by our Board of Director’s in December 2005, for an equivalent number of new options.  Our Chief Executive Officer, Mr. Richardson, participated in this offer but under the terms of the offer he surrendered 1.3 of his existing options for each new option granted.  Mr. Richardson surrendered all of his eligible options, a total of 510,000 options with a weighted average exercise price of $3.52 for 392,306 new options with an exercise price of $1.67. In addition, Mr. Richardson retained 60,000 options that were granted to him for his service as a member of our Board of Director and were not eligible for exchange under this tender offer.  Our Vice President of Engineering, Mr. Dix, and Vice President of Operations and Chief Financial Officer, Mr. Schradle, also participated in this offer but under the terms of the offer they surrendered 1.1 of their existing options for each new option granted. Mr. Dix surrendered 125,000 of his existing options with a weighted average exercise price of $3.60 in exchange for 113,634 new options, all with an exercise price of $1.67.  Mr. Dix retained 128,200 of his existing options with a weighted average exercise price of $2.60.  Mr. Schradle surrendered 245,000 of his existing options with a weighted average exercise price of $4.86 in exchange for 222,724 of new options, all with an exercise price of $1.67.  Our Vice President of Worldwide Sales and Applications, Mr. Moore, surrendered 70,000 of his existing options with a weighted average exercise price of $4.32 in exchange for 70,000 new options, all with an exercise price of $1.67.  Mr. Moore retained 30,000 of his existing options with a weighted average exercise price of $2.69.  Our Vice President of Business Development, Mr. Manno, surrendered 145,000 of his existing options with a weighted average exercise price of $2.57 in exchange for 145,000 new options, all with an exercise price of $1.67.

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

8. Subsequent Event

          On August 14, 2006,  Micro Linear Corporation  (“Micro Linear”) and Sirenza Micro Devices, Inc.  (“Sirenza”) entered into a definitive agreement (the “Merger Agreement”) for Sirenza to acquire Micro Linear (“the Merger”).  Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Micro Linear common stock will be converted into the right to receive 0.365 of a share of Sirenza common stock. Based on Micro Linear’s fully diluted shares outstanding and Sirenza’s closing price as reported on the Nasdaq Global Market on August 14, 2006, the transaction is currently valued at approximately $45.6 million. The exchange ratio is subject to adjustment based on the price of Sirenza’s common stock as reported on Nasdaq prior to the consummation of the Merger. If the average closing price of Sirenza’s common stock as reported on the Nasdaq is less than $7.77 for the ten consecutive trading days ending on the third trading day immediately preceding the date the merger is consummated, the exchange ratio will be increased such that each share of Micro Linear common stock will be converted into the number of shares of Sirenza common stock with a value (based on such average) equal to $2.84, provided that the applicable exchange ratio will never be greater than 0.405. Conversely, if the average closing price of Sirenza’s common stock as reported on Nasdaq for the period is greater than $11.66, the exchange ratio will be decreased such that each share of Micro Linear common stock will be converted into the number of shares of Sirenza common stock with a value (based on such average) equal to $4.26, provided that the applicable exchange ratio will never be less than 0.325. Consummation of the Merger is subject to several closing conditions, including the approval of the principal terms of the Merger Agreement and the Merger by the stockholders of Micro Linear, the absence of certain governmental restraints, the receipt of antitrust approvals, if any, or the expiration of applicable waiting periods, and effectiveness of a Form S-4 registration statement to be filed by Sirenza with the Securities and Exchange Commission. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

          These forward-looking statements include, but are not limited to, statements regarding: our critical accounting policies, the volume and timing of the shipments of our wireless products, our expectation that average selling prices will continue to decline, our expectation that our operating results will continue to fluctuate, reliance on period-to-period comparison of our operating results, our dependency on sales of digital cordless phone and network equipment manufacturers, our expectation that we will incur losses in the future, manufacturing overhead costs, our expectation that international revenue will account for the substantial majority of our total net revenue for the foreseeable future, our intention to expend significant resources in the development of new products during the foreseeable future, our expectation that our research and development costs will decrease in the coming quarters, our expectations regarding our sales and marketing expenses, our expectations regarding trade payables and accrued liability balances, our expectation that we will be able to provide for these expenditures without any additional sources of financing and our belief that existing cash resources are sufficient to fund any anticipated operating losses and purchases of capital equipment and provide adequate working capital for the next 12 months, our dependency on key customers and distributors, our intention to develop and market new products, benefits of and our plans to continue using outside foundries, our ability to translate technological expertise and innovation into new or enhanced products, our intellectual property, statements regarding any future acquisitions or investments, our dependency on key personnel, our internal controls, expenses related to complying with the Sarbanes-Oxley Act and our disclosure controls and procedures.

          Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, our dependence on key products and customers, changes in the demand for our products and seasonal factors affecting certain of our products, our ability to attract and retain customers and distribution partners for existing and new products, our ability to develop and introduce new and enhanced products in a timely manner, our dependence on international sales and risks associated with international operations, our dependence on outside foundries and test subcontractors in the manufacturing process and other outside suppliers, our ability to recruit and retain qualified employees, the strength of competitive offerings and the prices being charged by those competitors, and the risks set forth below under Part II, Item 1A”Risk Factors.”

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

          The critical accounting policies are described in Item 7A, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 1, 2006, and have not changed materially as of June 30, 2006 with the exception of the following:

Stock-based Compensation

          Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not revised prior periods’ results.  Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.  Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

          Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 7 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Accounting for Uncertainty in Income Taxes

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, and related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The company is currently evaluating the effects of implementing this new standard.

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

          Micro Linear was founded in 1983, and until 2000 we were a supplier of advanced analog and mixed signal integrated circuits to the computer, communications, telecommunications, consumer and industrial markets. During 2000, we divested our manufacturing test operation and our non-communication product lines and focused our marketing, engineering and product development on new communications products, most notably wireless integrated circuits. During 2001, we established ourselves as a volume supplier of RF transceivers to the digital cordless telephone segment of the communications market. In 2005, we completed the development of a transceiver for use in PHS products. We began initial shipments of this transceiver in the second quarter of 2005.  Wireless product revenue represented 83% of total net revenue for the second quarter of 2006 compared to 84% of total net revenue for the second quarter of 2005.

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

          On August 14, 2006,  Micro Linear and Sirenza Micro Devices, Inc.  (“Sirenza”) entered into a definitive agreement for Sirenza to acquire Micro Linear.  Subject to the terms and conditions of the merger agreement, at the effective time of the merger (the “Effective Time”), each issued and outstanding share of Micro Linear common stock will be converted into the right to receive 0.365 of a share of Sirenza common stock. Based on Micro Linear’s fully diluted shares outstanding and Sirenza’s closing price as reported on the Nasdaq Global Market on August 14, 2006, the transaction is currently valued at approximately $45.6 million. The exchange ratio is subject to adjustment based on the price of Sirenza’s common stock as reported on Nasdaq prior to the consummation of the merger. If the average closing price of Sirenza’s common stock as reported on the Nasdaq is less than $7.77 for the ten consecutive trading days ending on the third trading day immediately preceding the date the merger is consummated, the exchange ratio will be increased such that each share of Micro Linear common stock will be converted into the number of shares of Sirenza common stock with a value (based on such average) equal to $2.84, provided that the applicable exchange ratio will never be greater than 0.405. Conversely, if the average closing price of Sirenza’s common stock as reported on Nasdaq for the period is greater than $11.66, the exchange ratio will be decreased such that each share of Micro Linear common stock will be converted into the number of shares of Sirenza common stock with a value (based on such average) equal to $4.26, provided that the applicable exchange ratio will never be less than 0.325. Consummation of the merger is subject to several closing conditions, including the approval of the principal terms of the merger agreement and the merger by the stockholders of Micro Linear, the absence of certain governmental restraints, the receipt of antitrust approvals, if any, or the expiration of applicable waiting periods, and effectiveness of a Form S-4 registration statement to be filed by Sirenza. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Results of Operations

          The following tables present certain consolidated statements of operations data for the periods indicated (unaudited):

	For the Three Months Ended June 30

	2006		2005

	($ in thousands)
		% of Net Revenue		% of Net Revenue

Net revenue
Wireless	$5,493	82.8%	$4,997	83.8%
Networking	1,140	17.2	967	16.2

Total net revenue	6,633	100.0	5,964	100.0
Cost of goods sold	3,249	49.0	2,330	39.1

Gross margin	3,384	51.0	3,634	60.9
Operating expenses:
Research and development	1,480	22.3	2,467	41.3
Selling, general and administrative	1,605	24.2	2,112	35.4

Total operating expenses	3,085	46.5	4,579	76.7

Income (loss) from operations	299	4.5	(945)	(15.8)
Interest and other income	135	2.0	103	1.7
Interest and other expense	(1)	(0.0)	(2)	(0.1)

Income (loss) before income taxes	433	6.5	(844)	(14.2)
Provision for income taxes	4	0.0	6	0.1

Net income (loss)	$429	6.5%	$(850)	(14.3)%

	For the Six Months Ended June 30

	2006		2005

	($ in thousands)
		% of Net Revenue		% of Net Revenue

Net revenue
Wireless	$9,703	81.7%	$8,142	79.7%
Networking	2,175	18.3	2,068	20.3

Total net revenue	11,878	100.0	10,210	100.0
Cost of goods sold	5,589	47.1	4,373	42.8

Gross margin	6,289	52.9	5,837	57.2
Operating expenses:
Research and development	3,132	26.4	4,663	45.7
Selling, general and administrative	3,070	25.8	3,718	36.4

Total operating expenses	6,202	52.2	8,381	82.1

Income (loss) from operations	87	0.7	(2,544)	(24.9)
Interest and other income	255	2.2	196	2.0
Interest and other expense	(2)	(0.0)	(7)	(0.1)

Income (loss) before income taxes	340	2.9	(2,355)	(23.0)
Provision for income taxes	6	0.1	7	0.1

Net income (loss)	$334	2.8%	$(2,362)	(23.1)%

Net Revenue

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

	($ in thousands)			($ in thousands)
Wireless	$5,493	9.9%	$4,997	$9,703	19.2%	$8,142
Networking	1,140	17.9%	967	2,175	5.2%	2,068

Total	$6,633	11.2%	$5,964	$11,878	16.3%	$10,210

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

          Net revenue during the second quarter of 2006 increased $0.7 million from the comparable second quarter of 2005. Revenue from wireless products, consisting mostly of digital cordless telephone transceivers, increased approximately $0.5 million and revenue from networking products increased approximately $0.2 million from the comparable second quarter of 2005.  Our 2006 second quarter revenue was the highest second quarter revenue for Micro Linear since the year 2002.  Unit shipments increased 65% during the second quarter of 2006, as compared to the second quarter of 2005, while average selling prices declined by 33%.

          Revenues from wireless product shipments increased 10% in the second quarter of 2006 over the comparable quarter of 2005.  This increase was primarily driven by increases in sales of our 5.8 GHz wireless products to Uniden Corporation and VTech Telecommunications.  While we expect that overall unit shipments of our wireless products in 2006 will remain significantly above the levels achieved in 2005, we also expect our average selling prices to be significantly lower than in 2005 due mainly to the decline in selling prices of our mature 5.8 GHz wireless products.

          Sales of PHS transceivers were $0.3 million in the second quarter of 2006 as compared to $0.5 million in the year-ago quarter. While we have achieved some design wins for our first generation PHS transceivers, the volumes have been significantly lower than we had expected. While a number of PHS manufacturers are continuing to evaluate ML1900, some potential customers have made the decision to defer utilizing our first generation PHS products because they do not meet such manufacturers’ performance criteria.  Some have decided to wait and evaluate our second generation transceiver, the ML1905, while others have chosen products offered by our competitors. We delivered sample platforms and evaluation units of the ML1905 in the second quarter of 2006 and expect to have production devices available for shipment late in the second half of 2006.  While we expect to see some volume shipments of our PHS tr ansceivers during 2006, and remain encouraged by the PHS market opportunity for Micro Linear, there can be no assurance when or if our PHS transceivers will begin shipping in significant volumes.

          Sales of our networking products were $1.1 million for the second quarter of 2006, up $0.2 million from the comparable second quarter of 2005.  Unit shipments of our networking products increased 14% over the year-ago quarter.  The increase in revenue and unit shipments from the year-ago quarter was due to higher demand for certain of our networking products even as they have approached end-of-life.  This increase in shipment volumes was augmented by a 3% increase in average selling prices due to a shift in product mix.

          International revenue for the second quarter of 2006 totaled $6.3 million, or 94% of net revenue, compared to $5.8 million, or 97%, for the second quarter of 2005. International revenue for the first six months of 2006 totaled $11.3 million, or 95% of net revenue, compared to $9.8 million, or 96% of net revenue, for the first six months of 2005.  Domestic revenue was approximately 6% of net revenue for the second quarter of 2006 and 3% for the comparable quarter of 2005.  Domestic revenue was approximately 5% of net revenue for the first 6 months of 2006 and 4% of net revenue for the first six months of 2005. We expect that international revenue will account for the substantial majority of our total net revenue for the foreseeable future.

          Net revenue for the first six months of 2006 increased 16% as compared to the first six months of 2005. Our wireless product net revenue increased $1.6 million, a 21% increase over the comparable period in 2005, while net revenue from our networking products increased $.1 million, a 5% improvement. This increase was primarily driven by increases in sales of our 5.8 GHz wireless products to Uniden Corporation and VTech Telecommunications and sales of our 900MHz transceivers to Giant Electronics, Ltd., a subcontractor for Plantronics Corporation.

          In the second quarter of 2006 and the comparable period of 2005 sales to Uniden Corporation and Giant Electronics, Ltd., a subcontract manufacturer for Plantronics Inc., each accounted for more than 10% of our net revenue.

Gross Margin

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

		($ in thousand)			($ in thousand)
Gross Margin	$3,384	(6.9)%	$3,634	$6,289	7.7%	$5,837
%	51%		61%	53%		57%

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

          Our overall gross margin percentage for the second quarter of 2006 dropped to 51% from 61% in the comparable second quarter of 2005. The decrease in gross margin percentage was due mainly to a 33% decrease in average selling prices, offset somewhat by a 15% decrease in our unit costs. Our average selling prices have declined as a consequence of our maturing 5.8 GHz wireless products. The reduction in manufacturing overhead costs in the second quarter of 2006 as compared to the second quarter of 2005 stemmed mainly from a decrease of approximately $0.2 million in employee related costs related to our December 2005 reduction in force combined with the recognition of approximately $0.2 million in non-recurring employee severance costs in manufacturing overhead during the second quarter of 2005.  Stock-based compensation expense in the second quarter of 2006, included in product costs in accordance with the provisions of SFAS No 123(R), was not significant. Due to the December 2005 reduction in force we expect that the manufacturing overhead rate will remain lower in fiscal 2006 than the overhead rate we experienced in fiscal 2005.

          Gross margin for our wireless products was 44% for the second quarter of 2006 as compared to 57% for the second quarter of 2005. Average selling prices of our wireless products decreased 34% in the second quarter of 2006, as compared to the second quarter of 2005 while unit costs of wireless products decreased 15%.  The decrease in unit costs was comprised of a 12% decrease in direct manufacturing costs for wafer fab, test and assembly and a 3% decrease in unit overhead.  Direct manufacturing costs did not decrease as much as is typical in the semiconductor industry because our subcontractors are near capacity.

          Gross margin for our networking products was 85% for the second quarter of 2006 up from 82% for the second quarter of 2005. The improvement in the networking product gross margin was due mainly to a 3% increase in the average selling prices of these products in the second quarter of 2006 due to shifts in product mix.  Networking product sales in the second quarter of 2005 included a higher proportion of our lower margin media converter products.

          During the second quarter of 2006 we sold approximately $69,000 of excess product inventory that was previously written off and recognized charges for approximately $34,000 to provide reserves for additional excess inventories. During the second quarter of 2005 we sold approximately $65,000 of excess product inventory that was previously written off and recognized charges for approximately $54,000 to provide reserves for additional excess inventories. Sales of these previously written off products may incur some additional testing and shipping costs and generally result in recognition of very high margins.

          Gross margin for the first six months of 2006 decreased to 53% from 57%.  This decrease is primarily due to a 31% decrease in our average selling price per unit for our wireless products.  During the first six months of 2006, we sold approximately $116,000 of excess product inventory that was previously written down as compared to approximately $105,000 of excess inventory that was sold in the comparable year ago period.  We recognized charges of approximately $54,000 to provide additional reserves for excess inventory in the first six months of 2006 as compared to approximately $100,000 for the first six months of 2005.

Research and Development Expenses (R&D)

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

		($ in thousands)			($ in thousands)
R&D	$1,480	(40.0)%	$2,467	$3,132	(32.8)%	$4,663

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

          Research and development costs will vary from quarter to quarter depending on the stage of products in development. Research and development expenses decreased $1 million in the second quarter of 2006 as compared to the second quarter of 2005 and decreased $1.5 million for the first six months of 2006 as compared to the first six months of 2005.   This decrease is due mainly from a reduction in employee-related expenses resulting from the elimination of approximately nine development positions during the fourth quarter of 2005.

          We intend to expend significant resources in the development of new products during the foreseeable future. However, we expect that research and development expense will continue to run at a lower rate than experienced in 2005 due mainly to headcount reductions and other cost savings that were implemented during the fourth quarter of 2005.

Selling, General and Administrative Expenses (SG&A)

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

		($ in thousands)			($ in thousands)
SG&A	$1,605	(24.0)%	$2,112	$3,070	(17.4)%	$3,718

          Selling, general and administrative expenses consist primarily of compensation and associated costs relating to sales, marketing and administrative personnel, consulting costs, commissions paid to our worldwide sales representatives, travel costs, legal and auditing costs, insurance costs, and allocated occupancy costs for these functions.

          SG&A expense decreased $0.5 million in the second quarter of 2006 as compared to the second quarter of 2005.  The decrease in SG&A expenses was due mainly to our reduction in force in December 2005 as well as a reduction in our consulting expenses due to the postponement of our project for implementation of Section 404 of the Sarbanes-Oxley Act and a reduction in the level of sales related consulting expenses.

          SG&A expenses decreased $0.6 million for the first six months of 2006 as compared to the first six months of 2005.  The decrease was due mainly to decreases of $0.2 million in employee-related costs, $0.2 million in sales and marketing consulting expenses, $0.1 million in outside sales representative commissions and $0.1 million in travel-related expenses.  These decreases in expenses were net of increases of $0.1million in stock based compensation expenses and legal and consulting expenses of $0.2 million related to the re-pricing of employee stock options in the first quarter of 2006.

Interest and Other Income and Interest and Other Expense

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

		($ in thousands)			($ in thousands)
Interest and other income	$135	31.1%	$103	$255	30.1%	$196
Interest and other expense	$(1)	50.0%	$(2)	$(2)	71.4%	$(7)

          The increase in interest and other income for the first six of 2006, as compared to the first six months of 2005, was primarily due to higher short-term interest rates in 2006. Interest and other expense consists mainly of minor foreign currency fluctuations for our branch office in Japan for the first six months of 2006 and 2005.

Provision for Income Taxes

	Three months ended June 30, 2006	% Change 2005 to 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	% Change 2005 to 2006	Six months ended June 30, 2005

		($ in thousands)			($ in thousands)
Provision for income taxes	$4	(33.3)%	$6	$6	(14.3)%	$7

          The provision for income taxes for the three months and six months ended June 30, 2006 and for the comparable periods of 2005 consists mainly of state taxes and some minor taxes incurred by our branch office in Japan.  We did not record a benefit for income taxes related to our net losses in the U.S., as we believe that the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that we have recorded a full valuation allowance. The effective tax rate for the three months ended June 30, 2006 and 2005 was 0.9% and 0.7% and the effective tax rate for the six months ended June 30, 2006 and 2005 was 1.8%and 0.3% respectively.

Liquidity and Capital Resources

	For the Six Months Ended June 30,

	2006	2005

	(in thousands)
Net cash provided by (used in) operating activities	$1,048	$(2,622)
Net cash provided by (used in) investing activities	1,739	(732)
Net cash provided by financing activities	8	1,005

Net increase (decrease) in cash and cash equivalents	$2,795	$(2,349)

          Net cash provided by operating activities during the first six months of 2006 was primarily due to net income of $0.3 million, a decrease in our inventories of $0.3 million and an increase of $1.3 million in our trade payables. These sources of cash were offset by an increase in accounts receivable of $0.7 million, decreases in deferred revenue of $0.6 million and a decrease in other accrued liabilities of $0.2 million.  Net income for the six months ended June 30, 2006 included $271,000 of non-cash stock-based compensation expenses. Non-cash depreciation and amortization charges were $0.1 million for the first six months of 2006. Our other major uses of cash during the first six months of 2006 were for ongoing operating expenses and costs of manufacturing products. We expect trade payables and our accrued liability balances to continue to fluctuate from period to period due to variations in our production cycle and timing of other operating expenses.

          Net cash used by operating activities during the first six months of 2005 was mainly due to our net operating loss of $2.4 million. Net loss for the six months ended June 30, 2005 included $142,000 of non-cash stock-based compensation expenses. Non-cash depreciation and amortization charges were $0.1 million for the first six months of 2005. Our major uses of cash during the first six months of 2005 were ongoing operating expenses and our cost of manufacturing products. Our inventory balances increased by $0.7 million in the first six months of 2005. In addition, our accounts receivable balance increased by $0.8 million. Sources of cash during the second quarter of 2005 included $1.0 million from an increase in our trade payables and $0.3 million due to an increase in our accrued liabilities.

          Net cash provided by investing activities during the first six months of 2006 was primarily due to net sales and maturities of short-term investments of $1.7 million.  During the first six months of 2006 we purchased $8,000 of capital equipment. We anticipate that we will be able to provide for ongoing capital expenditures over the next twelve months without the need to secure additional sources of financing.  Net cash used in investing activities during the first six months of 2005 was primarily due to net purchases of short-term investments of $0.5 million and purchases of capital equipment of $0.2 million.

          Net cash provided by financing activities consists mainly of proceeds from the issuance of common stock in connection with the exercise of employee stock options. Proceeds from the employee stock purchase plan were $8,000 for the first six months of 2006 and $26,000 for the comparable period of 2005. Proceeds from stock option exercises were $1.0 million for the first six months of 2005. There were no employee stock option exercises during the first six months of 2006.

          Working capital was $13.2 million as of June 30, 2006 compared to $12.5 million at December 31, 2005. Working capital at June 30, 2006 includes cash and cash equivalents of $10.4 million and short-term investments of $1.8 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

          As of June 30, 2006, our investment portfolio consisted of U.S. government obligations, commercial paper and money market funds, typically with maturities of less than 12 months. Some of these securities are subject to interest rate risk, and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% as of June 30, 2006, the decline in the fair value of the portfolio would not be material.

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

If the conditions to the merger are not met, the merger will not occur.

          Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger, including approval of the merger agreement by Micro Linear stockholders. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

Failure to complete the merger could cause our stock price to decline.

          If the merger is not completed for any reason, our stock price may decline because costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed or the market’s perceptions as to the reason why the merger was not consummated.

The merger may result in a loss of customers, partners and suppliers.

          Some customers may seek alternative sources of product and/or service after the announcement of the merger due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to support and develop certain product lines. We anticipate that the combined company could experience some customer attrition by reason of announcement of the merger or after the merger. Difficulties in combining operations could also result in the loss of partners and suppliers and potential disputes or litigation with customers, partners, suppliers, resellers or others. There can be no assurance that any steps by management to counter such potential increased customer, partner or supplier attrition will be effective. If the merger does not occur for any reason, it may be difficult for us to repair these relationships. Failure by our management to control attrition could have a material adverse effect on the combined company’s business, financial condition and operating results.

Substantial expenses will be incurred and payments made even if the merger is not completed.

          The merger may not be completed. Whether or not the merger is completed, we and Sirenza and will incur substantial expenses in pursuing the merger. In addition, if the merger is terminated under specified circumstances, we may be required to pay Sirenza a termination fee under the merger agreement in the amount of $1.8 million. This termination fee could discourage other potential acquirors from seeking to enter into a business combination with us.

The anticipated benefits of combining Sirenza and Micro Linear may not be realized.

          Sirenza and Micro Linear entered into the merger agreement with the expectation that the merger will result in various benefits including, among other things, benefits relating to enhanced revenues, technology, human resources, cost savings, operating efficiencies and other synergies. There can be no assurance that Sirenza and Micro Linear will realize any of these benefits or that the merger will not result in the deterioration or loss of significant business of the combined company. Costs incurred and liabilities assumed in connection with the merger, including pending and threatened disputes and litigation, could have a material adverse effect on the combined company’s business, financial condition and operating results.

Sirenza may have difficulty and incur substantial costs in integrating Micro Linear.

          Integrating Sirenza and Micro Linear will be a complex, time-consuming and expensive process, particularly in the context of the integration by Sirenza of Premier Devices, Inc., which Sirenza acquired in April 2006. Before the merger, Sirenza and Micro Linear operate independently, each with its own business, products, customers, employees, culture and systems.

          The combined company may face substantial difficulties, costs and delays in integrating Sirenza and Micro Linear. These factors may include:

•	potential difficulty in leveraging the value of the separate technologies of the combined company;

•	perceived adverse changes in product offerings available to customers or customer service standards, whether or not these changes do, in fact, occur;

•	costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	the geographic distance between Sirenza’s and Micro Linear’s sites;

•	diversion of management resources from the business of the combined company;

•	potential incompatibility of business cultures;

•	potential losses of key employees due to perceived uncertainty in career opportunities, compensation levels and benefits;

•	the retention of existing customers of each company;

•	reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;

•	retaining and integrating management and other key employees of the combined company; and

•	coordinating infrastructure operations in a rapid and efficient manner.

          After the merger, Sirenza and Micro Linear may seek to combine certain operations and functions using common information and communication systems; operating procedures; financial controls; and human resource practices, including training, professional development and benefit programs. Sirenza and Micro Linear may be unsuccessful in implementing the integration of these systems and processes.

          Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside the control of either company. The failure to timely and efficiently integrate Sirenza and Micro Linear could have a material adverse effect on the combined company’s business, financial condition and operating results.

 Our operating results are difficult to predict and are likely to fluctuate significantly, as they have in the past. They may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline.

          Our operating results could be a consequence of many factors, some of which are outside of our control.  Some of the factors that may cause fluctuations include:

•	the effect of our announcement of the proposed merger with Sirenza Micro Devices, Inc. on customer orders;

•	the level and timing of spending by our customers, both in the U.S. and in foreign markets;

•	changes in market demand, including seasonal and cyclical fluctuations;

•	timing, amount, cancellation or rescheduling of customer orders;

•	fluctuations in manufacturing yields;

•	timing of revenue recognition from contracts, which may span several quarters;

•	competitive market conditions;

•	the announcement or introduction of new or enhanced products by us, or competitors, or both;

•	any delay in the introduction of new or enhanced products by us or a delay in the sales cycle of such products;

•	market acceptance of our new products, including our new PHS products, and continuing demand for our existing products;

•	cost and availability of wafers, other components and testing services;

•	mix of products sold;

•	fluctuations in end user demand for wireless products manufactured by our customers which incorporate our technology;

•	economic conditions specific to the networking and wireless industries and markets, as well as general economic conditions;

•	ability to hire and retain qualified technical and other personnel;

•	development of new industry standard communication protocols;

•	demand placed on foundries may exceed available supply resulting in supply allocations or long lead times; and

•	availability and performance of advanced silicon process technologies from foundry sources.

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

We have a history of losses and, because of continued investment in product development, expect to incur losses in the future. We may not be consistently profitable.

          We incurred quarterly net losses from June 2000 through March 2006, except for a profit in the third quarter of 2002, which was attributable to an income tax refund, and a net profit for the third quarter of 2004, which occurred from the sale of our land and buildings. We have a net profit for the current quarter ending June 2006.  Because of previous losses, we had an accumulated deficit of $29.8 million as of June 30, 2006.

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

          A significant majority of our net revenue comes from sales to relatively few customers. Sales to our ten largest customers, excluding domestic distributors, accounted for approximately 93% of net revenue for the three months and six months ended June 30, 2006, respectively, and approximately 93% and 89% of net revenue for the comparable periods in 2005. Two customers, Uniden Corporation and Giant Electronics, Ltd. (a subcontract manufacturer for Plantronics, Inc.), together accounted for 66% of our net revenue for the second quarter of 2006. Sales to domestic distributors accounted for approximately 4% of net revenue for the three months and six months ended June 30, 2006, respectively, and approximately 3% and 4% of net revenue for the three months and six months ended June 30, 2005. We anticipate that a limited number of key customers and distributors will continue to provide a significant portion of our net revenue for the foreseeable future. Our future success depends on our ability to retain our current customers and attract new customers. A reduction, delay or cancellation of orders from one or more significant customers could materially harm our operating results. In addition, our operating results could be adversely affected if one or more of our major customers were to develop other sources for the products we now supply them.

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

          Sales to customers outside of the United States represented 95% of net revenue for the six months ended June 30, 2006, and 96% net revenue for the comparable period in 2005. We expect that international sales will continue to generate a substantial proportion of net revenue for the foreseeable future. Our international operations are subject to a number of risks, including:

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

          Our stock price has been and is likely to continue to be highly volatile. Between January 1, 2006 and June 30, 2006 our stock price has traded as high as $3.88 on May 16, 2006 and as low as $1.46 on March 1, 2006. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	delays in the introduction of new products or delay in the sales cycle for new products, including our PHS products;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the computer networking equipment and wireless markets;

•	governmental regulation and legislation; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ or investors’ expectations.

          Many of these factors are beyond our control. In addition, the stock markets in general, and the NASDAQ Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the objects of securities class action litigation. If we were the objects of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

          Under the Shareholder Rights Plan, adopted in August 1998, each share of our outstanding common stock carries one Right to purchase 1/1000 of a share of Series A Participating Preferred Stock at an exercise price of $30.00 per Right. If someone acquires 15% or more of our common stock, each Right not owned by a holder of 15% or more of our common stock entitles the holder, upon payment of the $30.00 exercise price, to receive common stock having a current market value of $60.00. This issuance of additional common stock would significantly reduce the percentage of common stock held by a potential acquirer. The Rights expire in August 2008. On August 14, 2006, we amended the 1998 Shareholder Rights Plan to exclude the proposed merger with Sirenza Micro Devices, Inc.

          In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in control of Micro Linear. Specifically, Section 203 prohibits a Delaware corporation from engaging in any business combination with an interested stockholder for three years after the date the stockholder became an interested stockholder unless specific conditions are met. On August 14, 2006, our Board of Directors adopted resolutions to exempt the proposed merger with Sirenza Micro Devices, Inc. from the operation of Section 203. Also, in the event outstanding options granted pursuant to certain of our stock option plans are not assumed by an acquiring corporation, the unvested portion of such options may be accelerated upon a change of control. In addition, some individual stock option grants provide for the partial or complete acceleration of vesting upon a ch ange of control.

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

          Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. We are not required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act until 2008.

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

MICRO LINEAR CORPORATION

Date: August 16, 2006	By	/s/ TIMOTHY A. RICHARDSON

Timothy A. Richardson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2006	By	/s/ MICHAEL W. SCHRADLE

Michael W. Schradle
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

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